Form 10QSB
period 2001-01-31
QUINCY RESOURCES INC
filed 2001-03-28
CIK 1092619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               AMENDED FORM 10-QSB


(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES  EXCHANGE
     ACT OF 1934

For the quarterly period ended        January 31, 2001
                               -------------------------------------------------

(  ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (D)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------        --------------------

Commission File number              0-31501
                       ---------------------------------------------------------


                              QUINCY RESOURCES INC.
         --------------------------------------------------------------
               (Exact name of registrant as specified in charter)


                  Nevada                                                           98-0218264
------------------------------------                                          --------------------
(State or other jurisdiction of                                                  (I.R.S. Employer
incorporation or organization)                                                   Identification No.)

1327 Laburnum Street
Vancouver, BC, Canada                                                                V6J 2W4
--------------------------------------------                                   ------------------
(Address of principal executive offices)                                            (Zip Code)


                                  250-736-7481
       -------------------------------------------------------------------
               Registrant's telephone number, including area code

      --------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                          Outstanding as of January 31, 2001
 -----------------------------------          ----------------------------------
Common Stock, $0.001 per share                           10,026,500

                                      INDEX


                                                                                           PAGE
                                                                                           NUMBER
                                                                                          -------



PART 1.
         ITEM 1.  Financial Statements..................................................    3

                           Balance Sheet as at January 31, 2001 and April 30, 2000......    4

                           Statement of Operations
                              For   the three months ended  January 31, 2001 and
                                    2000 for the nine months  ended  January 31,
                                    2001 and 2000 and for the period from May 5,
                                    1999 (Date of Inception) to January 31, 2001........    5

                           Statement of Cash Flows
                               For the nine months ended January 31, 2001 and 2000
                                    and for the period From May 5, 1999 (Date of
                                    Inception) to January 31, 2001......................    6

                           Notes to the Financial Statements............................    7

         ITEM 2.  Plan of Operations....................................................   10

PART 11.


                           Signatures...................................................   11




PART 1 - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.   FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying balance sheet of Quincy Resources Inc. (an exploration stage company) at January 31, 2001 and April 30, 2000 and the statement of operations and statement of cash flow for the three months ended January 31, 2001 and 2000, for the nine months ended January 31, 2001 and 2000 and for the period from May 5, 1999 (date of inception) to January 31, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended January 31, 2001, are not necessarily indicative of the results that can be expected for the year ending April 30, 2001.

                              QUINCY RESOURCES INC.
                           (Exploration Stage Company)

                                  BALANCE SHEET

                       January 31, 2001 and April 30, 2000


                                                                  January 31, 2001         April 30, 2000
                                                                  ----------------         --------------

ASSETS

CURRENT ASSETS

     Cash                                                          $          --           $       567
                                                                          ------                   ---

            Total Current Assets                                              --                   567

MINERAL LEASE - Note 3                                                        --                    --
                                                                          ------                ------

                                                                   $          --           $       567
                                                                          ======                ------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Bank overdraft                                                            7                    --
     Accounts Payable - related party                                        185                   100
     Accounts payable                                                      5,096                 1,075
                                                                           -----                 -----

         Total Current Liabilities                                         5,288                 1,175
                                                                          ------                 -----

STOCKHOLDERS' EQUITY

      Common stock
           200,000,000 shares authorized, at $0.001 par
           value; 10,026,500 shares issued and
           outstanding                                                    10,027                10,027
      Capital in excess of par value                                      21,523                13,423
      Deficit accumulated during the exploration
           stage                                                         (36,838)              (24,058)
                                                                         -------               -------

          Total Stockholders' Deficiency                                  (5,288)                 (608)
                                                                         -------                ------

                                                                  $           --           $       567
                                                                         =======                ======



    The accompanying notes are an integral part of these financial statements

                             QUINCY RESOURCES INC.
                           (Exploration Stage Company)
                             STATEMENT OF OPERATIONS
          For the three months ended January 31, 2001 and 2000, for the nine months ended January 31, 2001 and 2000 and for the period May 5,
                  1999 (Date of Inception) to January 31, 2001


                                            Three           Three            Nine           Nine
                                            Months          Months          Months         Months
                                            Ended           Ended           Ended           Ended        Inception to
                                           January         January         January       January 31,      January 31,
                                           31, 2001        31,2000         31, 2001         2000             2001
                                           --------        -------         --------      ----------       ------------

SALES                                    $        --    $        --     $        --     $        --       $         --
                                            --------    -----------        --------      ----------       ------------

GENERAL AND
ADMINISTRATIVE
EXPENSES:

     Accounting                                  950             --           1,575              --              4,900
     Bank charges                                 17             21              74              65                185
     Consulting                                   --         1,000               --           1,000              1,000
     Edgar filing fees                         1,224             --           1,224              --              1,224
     Geology report                               --         1,087               --           1,950              1,950
     Incorporation costs                          --             --              --             670                670
     Management fees                           1,500          1,500           4,500           4,500             10,500
     Office                                       85            307             370             307                811
     Rent                                        900            900           2,700           2,700              6,300
     Staking fees                                 --             --              --           1,105              1,105
     Telephone                                   300            300             900             900              2,100
     Transfer agent                            1,222             15           1,437              15              3,780
     Travel                                       --             --              --              --              2,313
                                            --------     ----------       ---------      ----------              -----


NET LOSS                                 $     6,198    $     5,130       $  12,780     $    13,212       $     36,838
                                            ========       ========        ========       =========         ==========

NET LOSS PER COMMON SHARE

     Basic                               $        --    $        --        $     --     $        --
                                          ==========       ========        ========       =========
AVERAGE OUTSTANDING SHARES

     Basic                                10,026,500     10,026,500      10,026,500       7,575,483
                                          ==========     ==========      ==========       =========

    The accompanying notes are an integral part of these financial statements

                             QUINCY RESOURCES INC.
                         (An Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
                 For the nine months ended January 31, 2001 and
                    2000 and for the period from May 5, 1999
                     (Date of Inception) to January 31, 2001

                                                          Nine months     Nine months
                                                            Ended             Ended           Inception to
                                                          January 31,      January 31,         January 31,
                                                             2001            2001                 2001
                                                             ----            ----                 ----
CASH FLOWS FROM OPERATING
ACTIVITIES:

    Net loss                                           $    (12,780)   $   (13,212)        $    (36,838)

    Adjustments  to  reconcile  net  loss
    to net  cash  provided  by  operating
    activities:

         Increase in accounts payable                         4,021             --                5,096
         Increase in due to a director                           85            100                  185
                                                          ---------        -------          -----------

             Net cash from operations                        (8,674)       (13,112)             (31,557)
                                                          ---------       --------         ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

         Capital contribution - expenses                      8,100          8,100               18,900
         Proceeds from issuance of common
              stock                                              --         12,650               12,650
                                                          ---------       ---------        ------------

                                                              8,100         20,750               31,550
                                                          ---------       ---------        ------------

Net Increase in Cash                                          (574)          7,638                   (7)

Cash at Beginning of Period                                     567              --                  --
                                                          ---------       ---------        ------------

CASH AT END OF PERIOD                                  $         (7)   $     7,638         $         (7)
                                                          =========        =======         ============


The accompanying notes are an integral part of these financial statements

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCLAL STATEMENTS
                                JANUARY 31, 2001

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on May 5, 1999 with authorized common stock of 200,000,000 shares with $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage.

Since inception the Company has completed Regulation D offerings of 10,026,500 shares of its capital stock for cash.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICILES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On January 31, 2001, the Company had a net operating loss carry forward of $36,838. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires in 2021.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Capitalization of Mining Claim Costs

Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Cost incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mine equipment will be capitalized and depreciated over their useful lives.

Environmental Requirements

At the report date environmental requirements related to the mineral leases acquired are unknown and therefore an estimate of any future cost cannot be made.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCLAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2001


3.   AQUISITION OF MINERAL LEASE

The Company acquired and staked an undeveloped mineral claim containing 16 units covering 256 hectares located in the Ferrier Creek area of the English Township in the Porcupine mining Division of Ontario, Canada approximately 50 kilometres south of the mining community of Timmins.

Assessment work in the amount of $6,400 is due on or before May 31, 2001 to maintain the property in good standing.

4.   RELATED PARTY TRANSACTIONS

Related parties have acquired 40% of the common stock issued.

5.    GOING CONCERN

The Company will need additional working capital to be successful in its efforts to develop the mineral lease acquired and continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the coming year.

                           ITEM 2. PLAN OF OPERATIONS


The Company is anticipating undertaking an exploration program during the summer of 2001. It is in the process of reviewing its geology report to determine the extent of its field work. No decision has yet been made by the directors as to the extend of the work program.

At the present time, Quincy Resources Inc. does have sufficient funds to undertake any exploration program on its property and therefore it will have to determine the best method of raising funds to accomplish its goals. To satisfy the need for funds the directors must consider whether to advance funds to the Company personally, obtain additional funding by way of bank loans supported by personal guarantees by the directors or to issue common shares of the Company. No decision has been made in this regard at the present time.

If adequate funding is not raised to maintain the Company over the next six months there is the chance that the Company will cease to be a going concern.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by he undersigned thereunto duly authorized.


                                                     QUINCY RESOURCES INC.




                                                    By     /s/  "Adam Smith"
                                                      --------------------------
                                                              Adam Smith
                                                        President and Director