Form 10QSB
period 2000-10-31
QUINCY RESOURCES INC
filed 2001-05-14
CIK 1092619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               AMENDED FORM 10-QSB

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
     ACT OF 1934

For the quarterly period ended              October 31, 2000
                               -----------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File number              0-31501
                       ---------------------------------------------------------


                              QUINCY RESOURCES INC.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)


            Nevada                                      98-0218264
------------------------------------            -------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)

1327 Laburnum Street

Vancouver, BC, Canada                                   V6J 2W4
--------------------------------------------        ------------------
(Address of principal executive offices)               (Zip Code)

                                  250-736-7481
             ------------------------------------------------------
               Registrant's telephone number, including area code


      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] ___ No [ ] and ( ) has been subject to filing requirements for the past 90 days. ___ Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

              Class                       Outstanding as of October 31, 2000
-----------------------------------       -----------------------------------
  Common Stock, $0.001 per share                       10,026,500

ANDERSEN ANDERSEN & STRONG, L.C.                   941 East 3300 South, Suite202
--------------------------------                      Salt Lake City, Utah 84106
Certified Public Accountants and Business Consultants
                                                          Telephone 801-486-0096
                                                                Fax 801-486-0098


REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Quincy Resources Inc.

We have reviewed the condensed balance sheet of the above Company (development stage company) as of October 31, 2000 and the related statements of operations and the statements of cash flows for the six months ended October 31, 2000 and 1999 and the period May 5, 1999 (date of inception) to October 31, 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                            / s/  "Andersen Andersen and Strong"

Salt Lake City, Utah
December 18, 2000

                                      INDEX

                                                                                         Page
                                                                                         Number
                                                                                         ------
PART 1.
         ITEM 1.  Financial Statements..................................................   4

                  Balance Sheet as at October 31, 2000 and April 30, 2000...............   5

                  Statement of Operations
                    For the three months ended October 31, 2000 and 1999 for the six months ended October 31, 2000 and 1999 and for the period
                         from May 5, 1999 (Date of Inception) to October 31, 2000.......   6

                  Statement of Cash Flows
                    For the six months ended October 31, 2000 and 1999 and for the
                    period from May 5, 1999 (Date of Inception) to October 31, 2000.....   7

                  Notes to the Financial Statements.....................................   8

         ITEM 2.  Plan of Operations....................................................  11

PART 11.

                  Signatures............................................................  12





PART 1 - FINANCIAL INFORMATION


--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying balance sheet of Quincy Resources Inc. (an exploration stage company) at October 31, 2000 and April 30, 2000 and the statement of operations and statement of cash flow for the six months ended October 31, 2000 and 1999, for the six months ended October 31, 2000 and 1999 and for the period from May 5, 1999 (date of inception) to October 31, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended October 31, 2000, are not necessarily indicative of the results that can be expected for the year ending April 30, 2001.

                              QUINCY RESOURCES INC.
                           (Exploration Stage Company)

                                  BALANCE SHEET
                          October 31 and April 30, 2000




                                                                    October 31,
                                                                       2000            April 30, 2000
                                                                       ----            --------------
ASSETS

CURRENT ASSETS

     Cash                                                    $       9                   $    567
                                                                 -----                      -----

            Total Current Assets
                                                                     9                        567

MINERAL LEASE - Note 3
                                                                    --                         --
                                                                 -----                      -----

                                                             $       9                   $    567
                                                                 =====                      =====

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable - related party                              100                        100
     Accounts payable                                            1,700                      1,075
                                                                 -----                      -----

         Total Current Liabilities                               1,800                      1,175
                                                                 -----                      -----

STOCKHOLDERS' EQUITY

      Common stock

           200,000,000 shares authorized, at $0.001 par
           value; 10,026,500 shares issued and
           outstanding                                          10,027                     10,027
      Capital in excess of par value                            18,823                     13,423
      Deficit accumulated during the exploration
           Stage                                               (30,641)                   (24,058)
                                                               -------                    -------


          Total Stockholders' Deficiency                        (1,791)                      (608)
                                                              --------                   --------

                                                             $       9                   $    567
                                                               =======                     ======

    The accompanying notes are an integral part of these financial statements

                              QUINCY RESOURCES INC.
                           (Exploration Stage Company)
                             STATEMENT OF OPERATIONS

              For the three months ended October 31, 2000 and 1999,
         for the six months ended October 31, 2000 and 1999 and for the period May 5, 1999 (Date of Inception) to October 31,2000


                                                Three           Three           Six            Six
                                                Months         Months         Months         Months
                                                Ended           Ended          Ended          Ended           Inception to
                                               October         October        October        October          October 31,
                                               31, 2000        31,1999       31, 2000       31, 1999              2000
                                               --------        -------       --------       --------              ----
SALES                                     $         --    $        --    $        --    $           --      $            --
                                              --------       --------       --------        ----------         ------------

GENERAL AND ADMINISTRATIVE
EXPENSES:

     Accounting                                    950             --            625                --                3,950
     Bank charges                                   18             22             59                44                  168
     Consulting                                     --             --             --                --                1,000
     Geology report                                 --             --             --               863                1,950
     Incorporation costs                            --             --             --               670                  670
     Management fees                             1,500          1,500          3,000             3,000                9,000
     Office                                        116             --            284                --                  727
     Rent                                          900            900          1,800             1,800                5,400
     Staking fees                                   --             --             --             1,105                1,105
     Telephone                                     300            300            600               600                1,800
     Transfer agent                                 --             --            215                --                2,558
     Travel                                         --             --             --                --                2,313
                                           -----------     ----------    -----------        ----------              -------



NET LOSS                                   $     3,784     $    2,722    $     6,583        $    8,082              $30,641
                                           ===========     ==========    ===========        ==========              =======

NET LOSS PER COMMON SHARE

     Basic                                 $       --     $       --     $        --        $       --
                                           ==========     ===========     ==========        ==========
AVERAGE OUTSTANDING SHARES

     Basic                                 10,026,500       8,751,016     10,026,500         4,472,742
                                           ==========     ===========     ==========        ==========


    The accompanying notes are an integral part of these financial statements

                             QUINCY RESOURCES INC.
                         (An Exploration Stage Company)
                             STATEMENT OF CASH FLOWS

      For the six months ended October 31, 2000 and 1999 and for the period from May 5, 1999 (Date of Inception) to October 31, 2000


                                                                         Six months        Six months
                                                                            Ended             ended           Inception to
                                                                      October 31, 2000  October 31, 1999   October 31, 2000
                                                                      ----------------  ----------------   ----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

    Net loss                                                             $    (6,583)      $   (8,082)         $    (30,641)

    Adjustments to reconcile net loss to
      net cash provided by operating
      activities:

         Capital contribution - expenses                                       5,400            5,400                16,200
         Increase in accounts payable                                            625               --                 1,700
         Increase in due to a director                                            --              100                   100
                                                                           ---------         --------              --------

              Net cash from operations                                          (558)          (2,582)              (12,641)
                                                                           ---------         --------              --------

CASH FLOWS FROM OPERATING
ACTIVITIES:

         Proceeds from issuance of common
              Stock                                                               --           12,650                12,650
                                                                           ---------         --------             ---------
                                                                                  --           12,650                12,650
                                                                           ---------         --------             ---------
Net Increase in Cash                                                            (558)          10,068                     9

Cash at Beginning of Period                                                      567               --                    --
                                                                           ---------         --------              --------

CASH AT END OF PERIOD                                                    $         9       $   10,068          $          9
                                                                         ===========       ==========           ===========



    The accompanying notes are an integral part of these financial statements

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCLAL STATEMENTS
                                OCTOBER 31, 2000

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

     Accounting Methods
     ------------------

     The Company recognizes income and expenses based on the accrual method of accounting.

     Dividend Policy
     ---------------

     The Company has not yet adopted a policy regarding payment of dividends.

     Income Taxes
     ------------

     On October 31, 2000, the Company had a net operating loss carry forward of $30,641. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires in 2021.

     Basic and Diluted Net Income (Loss) Per Share
     ---------------------------------------------

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

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Capitalization of Mining Claim Costs
------------------------------------

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

Environmental Requirements
--------------------------

At the report date environmental requirements related to the mineral leases acquired are unknown and therefore an estimate of any future cost cannot be made.

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

Estimates and Assumptions
-------------------------

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

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCLAL STATEMENTS (CONTINUED)
                               OCTOBER 31, 2000

3.       ACQUISITION OF MINERAL LEASE

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

                           ITEM 2. PLAN OF OPERATIONS

The Company has not undertaken any assessment work on its mineral claim to date other than having a geological report prepared thereon. Management has not yet decided when it will undertake any exploration activities since the winter months are not convenient for such work due to the heavy snow conditions in the area. It is expected that snow conditions will clear by the middle of May and then a decision can be made as to what work should be undertaken on the property.

Liquidity and Cash Reserves

The Company has virtually no available cash on hand to undertake an exploration program on its mineral claims and does not have adequate funds at this time to meet its ongoing commitments such as accounting, audit, transfer agent and Edgar filing fees.

Management will be addressing this situation within the next short period of time and might have to consider making personal loans to the Company in order to maintain it in good standing until funds can be raised from other sources. Sources available to the Company are bank financing supported by personal guarantees from the directors and officers or by way of the issuance of its common shares. No decision in this regard has been made the directors to date.

Results of operations

The Company has had not results from its operations to date. No funds have been generated from its mineral claim and none are expected to be generated in the foreseeable future.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by he undersigned thereunto duly authorized.

                                   QUINCY RESOURCES INC.

        May 11, 2001                         /s/   "Adam Smith"
-------------------------           --------------------------------------------
           Date                                     Adam Smith
                                              President  and Director