Form 10KSB
period 2001-04-30
QUINCY RESOURCES INC
filed 2001-07-24
CIK 1092619

29

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM  10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
        For  the  fiscal  year  ended          April  30,  2001
                                               ----------------

(  )     TRANSACTION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
         For  the  transaction  period  from               to

Commission  File  number               0-31501
                                       -------

                           QUINCY  RESOURCES  INC.
                           -----------------------
               (Exact  name  of  Company  as  specified  in  charter)

          Nevada                                         98-0218264
          ------                                         ----------
State or other jurisdiction of incorporation        (I.R.S. Employee I.D.No.)
or  organization

1302  Arbutus  Street
Vancouver,  British  Columbia,  Canada                         V6J  3W8
--------------------------------------                         --------
(Address  of  principal  executive offices)                   (Zip Code)

Issuer's  telephone  number,  including  area  code       1-604-736-7481
                                                         ---------------

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:

Title of each share                    Name of each exchange on which registered
    None                                              None
----------------                              --------------------

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:

     None
   -------
(Title  of  Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1)   Yes  [X]     No  [  ]               (2)     Yes  [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [    ]

State  issuer's  revenues  for  its most recent fiscal year:     $           -0-
                                                                    ------------

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at April 30, 2001, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of April 30, 2001, the Company has 10,026,500 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg., Part I, Part II, etc.) into which the documents is incorporated:

     (1)     Any  annual  report  to  security  holders;

     (2)     Any  proxy  or  other  information  statement;

     (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.

NONE

                                TABLE OF CONTENTS







PART I                                                                                                                       Page
--------                                                                                                                     ----
ITEM 1..  DESCRIPTION OF BUSINESS                                                                                               4

ITEM 2..  DESCRIPTION OF PROPERTY                                                                                               4

ITEM 3..  LEGAL PROCEEDINGS                                                                                                    12

ITEM 4..  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                                                  12

PART II
--------


ITEM 5..  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                                             12


ITEM 6..  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                            12

ITEM 7..  FINANCIAL STATEMENTS                                                                                                 13


ITEM 8..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                 13

PART III
--------



ITEM 9..  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT    14

ITEM 10.  EXECUTIVE COMPENSATION                                                                                               16

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                                                        17

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                       18

PART IV
--------

ITEM 13.  EXHIBITS                                                                                                             19

                                     PART 1


                        ITEM 1.  DESCRIPTION OF BUSINESS


HISTORY  AND  ORGANIZATION

     The Company was incorporated in the State of Nevada on May 5, 1999. The Company has no subsidiaries and no affiliated companies. The executive offices of the Company are located at 1302 Arbutus Street, Vancouver, British Columbia, Canada, V6J 3W8 (Telephone: 604-736-7481).

     The Company is engaged in the exploration of mineral properties. The Company is referred to as being in the "development" stage by its auditors. This term is generally used in Financial Accounting Standards to describe a company seeking to develop its ideas and products. The Company is not in the development stage with regards to any mineral claim. No ore body has been discovered and no substantial exploration has been done on its mineral claim. The Company is purely an exploration company. There is no assurance that any ore body will ever be found nor that the Company will have sufficient funds to undertake the exploration work required to identify an ore body.

     As at April 30, 2001, the Company had no revenue form the exploration of its mineral claim. The Company has, at the date of this Form 10KSB, no assets and no funds to acquire any assets.


                        ITEM 2. DESCRIPTION OF PROPERTIES



     EXPLORATION  AND  DEVELOPMENT  OF  THE  ZEB  AU  MINERAL  PROPERTY

     The Company retained William Waychison, P. Geo. of Timmins Ontario, to summarize the geology and mineral potential on its mineral claim near East Township, Ontario. His report was dated October 28, 1999. The mineral claim was staked May 31, 1999, by Frank Renaudat on behalf of the Company and named the "Quincy."

     The claim covers 16 metric units (986 acres) located within the English Township, Procupine Mining Division, Ontario near the town of Timmins Ontario.

The present report summarizes geology and mineralization in the English Township area and potential for discoveries on the Qunicy claim. Waychison's report is summarized below. All of the material presented in his report is from a literature search of Ontario Ministry of Northern Development and Mines annual reports and papers, Geological Survey of Canada Open File maps, memoirs and papers, and Assessment Report filings with the B.C. Department of Mines.

LOCATION  &  ACCESS

     The property lies approximately 28 miles due south of Timmins, Ontario in NTS quadrant 42A/3 and has as its center the approximate UTM co-ordinates of 480350m E and 5323500m N (or geographical co-ordinates of 48 04' 47" north latitude and 81 15' 53" west longitude).

     An all weather, two lane gravel road, which is the southern extension of Pine Street South, accesses the property and traverses the western four claim unites in a north south fashion. Road distance along this road from the intersection of Highway 101 and Pine Street in downtown Timmins, to a point 775 feet east of claim post 4 along the northern boundary of the property, is 32 miles. This road is generally plowed during the winter to the Saw Mill Cafe situated approximately 3.1 miles south of the property near the southern boundary of English Township. A secondary, single lane gravel road provides driveable access to the southern and southeastern portion of the property.

     An older winter road trending north to northeast through the central portion of the property is heavily overgrown (along with shorter old drill roads) and difficult to impossible to follow on the ground.

CLIMATE,  LOCAL  RESOURCES  AND  PHYSIOGRAPHY

     The climate of the region is similar to that for the nearby City of Timmins and can be characterized by long cold winters and short warm to hot summers. Five months of the year have an average daily temperature below 32 F while for two months the average daily mean temperatures are above 59F. Climatic statistics recorded between 1955 and 1990 for the Timmins Region indicate the maximum and minimum daily temperatures for the coldest month and warmest months are as indicated in the following table.(source: City of Timmins, Timmins Economic Development Corporation web site. Original data was done in celcius.)





COLDEST/WARMEST MONTH   AVERAGE DAILY MAXIMUM (F)  AVERAGE DAILY MINIMUM (F)
----------------------  -------------------------  -------------------------

Coldest Month: January          12.4                      -10.6
----------------------  -------------------------  -------------------------
Warmest Month: July. .          75.7                       50.5
----------------------  -------------------------  -------------------------




     The total annual precipitation for the region is 3.5 inches of which the average rainfall is 2.3 inches with the balance accounted for as snowfall precipitation that averages 1.4 inches.

     The property is generally flat with a local topographic relief of 15 to 30 feet. An esker occurs north of the Ferrier Creek Property and trends NE-SW as it crosses the NW corner of the property. West of the Property the esker changes to more a N-S direction. The gravel road accessing the Quincy property approximates the esker to a point about 660 feet north of the property. A secondary old lumber road approximates this point and can be seen to follow the esker and cross the northwest corner of the property near claim post 4. Sandy glaciofluvial/glaciolacustrine deposits occupy the area to the southeast of the esker and underlie all the property.

     Bedrock exposure is generally poor other than a few small exposures located east of the main gravel road and south and southeast of the largest kettle lake situated in the center of the property. Water is readily available and occurs as small clay-lined, kettle lakes and pot hole depressions that generally feed Ferrier Creek. The latter drains the area in an eastward direction and eventual flows north as part of the Hudson Bay watershed.

     The forest cover is typical of a boreal area underlain by either sandy rises or flat wet terrain and includes areas of both jackpine with minor quantities of spruce, balsam, birch and poplar as well as areas of black spruce, cedar and tamarack swamp. Most of the three to four claim units within the southeast portion of the property have been logged and scarified.

     Other then the existing roads that have been noted there is no other infrastructure on the property. The nearest source of electricity is the Ontario Hydro transmission line linking Timmins and Subury, which trends azimuth 165 and occurs 1.6 miles east of the property.

     There  are  no  known  impediments  to mineral exploration or exploitation.

HISTORY
-------

GENERAL

     English Township and area have been prospected for gold and iron since the 1920's with the first discovery of gold made during the 1930's by a J.C. Nelson. During the late 1940's and 1950's, with the advent of airborne geophysical techniques and increased use of ground geophysics, the search emphasis was redirected towards asbestos deposits and nickel sulfide deposits associated with ultramafic bodies. With the discovery of the Kidd Creek copper-zinc volcanogenic massive sulfide ("VMS") deposit in 1964, mineral exploration efforts were redirected for base metal VMS deposits associated with felsic volcanic rocks within the township.

PAST  EXPLORATION

     Summaries for work conducted on properties now overlain in whole or in part by the Ferrier Creek Property are mentioned as follows. The airborne electromagnetic ("AEM") compilation includes both an Input Mark VI Survey flown for Granges Exploration Canada Inc. and a Geotem Survey flown for the Ontario Geological Survey.

1949-1953:     Dominion  Gulf  Company  ("DGC")
     DGC flew an aeromagnetic survey over the region. Results are not reported although it is referenced in follow-up groundwork conducted on claims DGC subsequently staked in Semple Township in the south.

1962-1963:     Hollinger  Consolidated  Gold  Mines  Ltd.  ("Hollinger")
     Hollinger staked a block of 8 claims in central English Township that approximates the north-south central portion of Quincy's 16 unit (986 acres) property. A detailed ground magnetic survey employing an Alkania Gfz torsion wire magnetometer and a dip angle electromagnetic ("EM") survey were conducted over 13 miles of grid. Readings were obtained at 100-foot intervals along east-west lines having a 200 foot separation.

     The magnetic results indicated a strong magnetic high to define a complexly folded area having a southeast trending axis to occur between two small lakes within the central part of the current Quincy property. Multiple short or single point EM anomalies approximate this magnetic high and indicate that the survey was done at an acute angle to the anomalies. A second area of anomalous EM values occur within the southern portion of the current Quincy claim, at approximately 300-450 feet southwest of a small pond at the junction of a creek feeding Ferrier Creek. As with the above described anomalous EM area, this smaller area also flanks an area of magnetic high values.

     During 1962 Hollinger drilled 6 short Holes (of an average length of 65 feet) for a total length of 391 feet. Other than Hole #E4 that was dyked out, all the holes reported encountering green altered lava. Narrow streaks, patches or minor disseminated pyrite was noted in Holes #E1, #E2 and #E5. Hole #E1 reported streaks and splashes of pyrite with a little chalcopyrite from the bedrock interface at 2.9 feet to the 15 feet core length ("c.l.") as well as a 11 inch section of heavy pyrite at c.1 of 18.9 feet.

     During 1963 Hollinger drilled an additional hole, #E3-2A, having a core length of 474 feet. The hole appears to have been collared just south of the Ferrier Creek Property and would lie east of the AEM anomalies subsequently detected by others. Given the high magnetic response of the iron formation ("IF") in this area the absolute position of the Hollinger grid and Hole #E3-2A may not be as indicated. The Hole is reported to have encountered rhyolite between core length of 298 to 369 and again between 462 feet and the end of the Hole at 474 feet. The latter intercept reported the fragments becoming more sericitc and lighter in color towards the end of the Hole. The positive indication of alternation was not persued.

1972-1974:  Dowa  Mining  Co.  Ltd.  ("Dowa")
     In 1972, Dowa staked their English 3-3 Property, which comprises 9 claims and covers the core area of Hollinger's former property. Following a program of prospecting, geological mapping and minor dynamite trenching (Armand Aube, Timmins prospector, pers. Comm. July 1999), Dowa completed one AQ-sized drill hole during 1972 for a core length of 499 feet. No records of the field work are filed for assessment purposes.

     Dowa reports Hole No. 1 encountered dominantly rhyolite tuff and fragments. Two andesite unites are reported between core lengths of 125.6 - 162.4 feet and
174.8 - 206.2 feet. An analysis of a 3.8 feet section of andesite (at c.1. of 136.4 feet) containing quartz veining with minor galena, pyrite and a honey colored mineral thought to be sphalerite returned 22.61% Iron. Although not indicated by Dowa, given what others have reported in this area, Dowa's andesite is very likely magnetite-bearing Iron Formation. The Dowa sample in question also revealed 0.25% Copper, nil Zinc, and 8.5% Sulphur. Only two other short samples are reported to have been analyzed for a total core length of 5.6 feet. This is despite that an unsampled 5.9 feet section of magnetite-poor rhyolite at a core length of 383.6 feet is reported to contain 10 to 49% sulfides consisting of mostly pyrite with minor chalcopyrite and pyrrhotite.

     In 1974, Dowa reports drilling Hole No 2 for a core length of 374.2 feet. A different person was responsible for logging this hole. Diabase is reported to occur near surface either side of an oxide IF (23.3-82.8 feet) containing up to 20% pyrrhotite. The remainder of the hole is reported to be felsic tuff and fragmentals with a second IF and associated andesite tuff between core lengths 233.7-266.6 feet. Only two assays from the first IF are reported for this hole. The results indicated 0.036% Copper over 8.49 feet.

1973-1976:  Granges  Exploration  A.B.  ("Gragnes")
     In 1973, Granges contracted Questor Surveys Limited to conduct a combined airborne magnetic and electromagnetic (Input Mk VI) survey employing a fixed-wing aircraft. Terrain clearance of the plane was approximately 400 feet. The survey was completed over all or parts of 13 townships including English Township. The flight lines were oriented both N-S and E-W and had a separation of approximately1/8 mile and a mean AEM sensor altitude of 150 feet.

     Several moderately strong Input AEM anomalies with magnetic correlation were detected within and near the Quincy property.

     Granges staked six single unit claims to cover an isolated cluster of Input anomalies centered 465 feet north of the Quincy property. This claim block extended south to include the northern part of the present claim.

     Granges also staked a block of 28 single unit claims commencing within the southern 480 feet of Quincy's present property and continuing in a southwest direction for approximately 6.83 miles. This claim block covers two clusters of Input anomalies. The northern cluster of Input anomalies commences within the southern 465 feet of the present Quincy property and continues in a southwest direction for an additional 1400 feet. The second cluster of SW trending Input anomalies commences approximately 0.9 miles SW of the present southern boundary.

1995:     Essex  Minerals  Company  ("Essex")
     Following  the  unexpected  expiry  of certain of Granges claims, W.G. Wahl
Limited ("Wahl") restaked 49 claims within four townships including that of English Township. Wahl reported the claims covered areas of favorable geology over which anomalous Input anomalies had been identified by Granges. The claims were subsequently optioned to Essex. On behalf of Essex, Wahl established a grid and conducted geological and geophysical surveys over 4 units. The latter approximated the northern part of the former Granges holdings and was situated north of the current Quincy property in central English Township.

     W.G. Wahl, P.Eng. reported that "at 444Hz the conductivity thickness is about 30mhos and the conductor is at an indicated depth of 200 feet. At the frequency of 1777Hz the conductor shows no out-of-phase response and as a result the conductivity width could not be determined. This configuration indicates that the causative body is an excellent conductor." Magnetic survey results indicated a positive correlation and an indicated depth of 70 feet. Wahl attributed the variance in estimates to "a possible 'blind' conductor not exposed at the bedrock surface or some current gathering which disturbs the depth estimates." The conductor was attributed to graphite and/or sulfides and recommended for drilling. There is no record of the hole having been drilled.

1989-1990:     BHP-Utah  Mines  Ltd.  ("BHP")
` During 1989-1990 BHP conducted a geological mapping and prospecting program over their 16 single claim unit property. The BHP property covered an area that approximates the Quincy property. No map or report of this work is recorded in the assessment files other than a portion of their geological map that is used as a drill hole location plan.

     During 1990 BHP completed one drill hole (FC-1-90) for a length of 405 feet. The hole intersected felsic tuff and lapilli tuff with a cherty and magnetite IF between core lengths 70.1 feet and 179 feet. The IF is described as locally highly brecciated with angular chert fragments up to 1.2 inches. One such angular fragment at 145 feet is reported to display spinifex textures. The reported sulfides within the IF include up to 5% pyrrhotite as rounded blebs (
0.6 inches), bands, grains and wisps and fine euhedral disseminated pyrite, at times rimming cherty fragments. The hole also encountered a peridotite with chill margins (at 239 feet-290 feet) and a terminated in diabase dyke (at 390 feet to end of hole at 425 feet).

GEOLOGY
-------

REGIONAL  GEOLOGY
-----------------

     English Township and surrounding area lie in the west-central portion of the Abitibi Subprovince of the Superior Province. The abitibi Subprovince, is an Archean assemblage of dominantly volcanic rock with lessor sediments and intrusions that extends in a NE direction for in excess of 500 miles from the SE shore of Lake Superior to beyond the mining community of Chibougamau, Quebec.

     Two cycles of volcanism have been defined within the west-central portion of the Abitibi. In general terms, each cycle has a lower ultramafic volcanic unit, an overlying mafic unit, and an upper unit intermediate to felsic volcanic rocks. Iron formation is extensively associated with the intermediate to felsic metavolcanics unit occupying the upper unit of the lower cycle. It is this intermediate to felsic unit that occupies all of the Ferrier Creek Property. On a regional scale the upper portion of the lower cycle has also been locally correlated with the Porcupine Group Sediments while the top of the upper cycle has been locally correlated with the Timiskaming Group of sediments and alkalic volcanism.

     Pyke (1978) notes that pretectonic gabbroic and minor related ultramafic intrusions are largely confined to the lower volcanic cycle. Minor epizonal felsic intrusions occur throughout the area and are reported to be a probable subvolcanic derivation. Diabase dykes are numerous, generally trend northwardly in several set orientations, and are early to late Precambrian Age.

     All rocks within English Township and environs have been regionally deformed and generally exhibit greenschist metmorphism. Recent studies indicate that the area experienced five major deformations.

LOCAL  GEOGRAPHY
----------------

     West of English Township, the Kenogamissi Batholith is associated with the D3 deformation in the region. In English Township, the D3 deformation translates into a well-developed foliation and alignment of lithologies near the batholith in a general northwardly direction parallel to its contact.

     Recent efforts to correlate stratigraphy within Ontario have labeled the N-trending upper portion of the lower volcanic cycle which underlies most of English Township (and all of the Ferrier Creek Property) to be the Bartlett assemblage. This assemblage consists of intermediate to felsic metavolcanic rock dominated by felsic fragmentals and characterized by the presence of cherty oxide- and lesser sulfide-facies iron formation.

In  a  report  dated  in  1984,  E.Bright  indicated  the  following:

"A lower unit of interbedded oxide-and sulfide-facies iron formation occurs in the central part of the sequence, and an upper unit of predominantly oxide facies iron formation lies near the top of the sequence (near its contact.) Individual iron formation units range in thickness from several ccurrences to 60m, but most are less then 9m The lower oxide-and sulfide iron formation outcrops sporadically in north-central, central (Ferrier Creek Property) and southeastern English Township. Sulfide-facies iron formation consists of disseminated grains and stringers of pyrrhotite and pyrite in thinly bedded chert, in massive to thinly bedded felsic tuff, and in the matrix and fragments of associated unites of chert-breccia and felsic breccia."

     The Bartlett assemblage has been correlated with the Eldorado assemblage, which crops out around the Shaw Dome centered in Shaw Township to the north. Both assemblages contain a significant component of iron formation and felsic fragmental rock, but differs in that ultramafic flows are apparently lacking in the Bartlett assemblage. This may not be universally true if the observations made by BHP-Utah Mines in their drill hole FC-1-90 are correct. The latter hole was drilled on the Ferrier Creek Property and described a fragment displaying spinifex textures (at a core length of 156 feet) within a brecciated iron formation (86.4-179 feet). Furthermore, the hold encountered a peridotite intrusion between 237-291 feet only feet to the east of the iron formation. These points take an added significance given that the Eldorado assemblage is also host to at least five komatite-associated, nickel-copper sulfide deposits and several showings along the southern side of the Shaw Dome. In all but one of these Nickel ccurrences the mineralization is spatially associated with spinifex textures which reflect an extrusive origin, and suggest the nickel sulfide mineralization is of a magmatic-volcanogenic-exhalative type of origin.

MINERALIZATION
--------------

     E. Bright notes that the first notable mineral discovery within the immediate region was made during the 1930s by J.C. Nelson who discovered a gold-bearing quartz stinger zone on his claims in west central English Township. This occurrence is known as the Boychuk-West Muskasenda Group.

     Since Nelson's discovery, several additional gold showings have been located in English Township, however, the bulk of the exploration has been directed at base-metal exploration. Although no economic mineral deposits have been outlined to date in English Township, the Texmont Ni-discovery in Geikie Township to the north and the Southman Nickel-discovery in Southman Township to the south have encouraged the search for base-metal mineralization in English Township.

SAMPLING  AND  ANALYSIS
-----------------------

     A short traverse was conducted during the property visit of July 17, 1999 to an area approximate 4/10 mile east of the gravel road near the center of claim 1212816. This area contains several small shallow rock exposures. Location control was provided by both pace and compass traversing and use of a Garmin GPS unit. Two outcrops of cherty banded (oxide) iron formation (samples 5970 & 5971) were located, prospected and grab samples were collected from each location. Locally the iron formation displays drag folding as shown at sample location 5970 below. This confirms the iron formation is folded as indicated by the AEM anomalies for this area. Both observed outcrops of iron formation displayed a NE-SW strike and dips of approximately -55 degrees north. Malachite stains and trace chalcopyrite were also discovered at both locations.

     In addition, the gravel access road and a minor gravel road near the southern claim boundary were prospected and grab samples collected from rock exposures. A small flat, sterile outcrop of medium-grained gabbro containing 1-2% disseminated magnetite (sample 5972) was located along the east-side of the main gravel road. An oxidized rubble-outcrop of mafic volcanic rock (sample
5973) was located along the N-side of the gravel road situated near the southern boundary of the property. At this location, a thin quarz-feldspar porphyry intrusion trends azimuth 095. The porphyry contains 1-2mm euhedral quartz (after tridymite) and feldspar phenocrysts and displays sericite alteration developed along the foliation planes. Approximate sample locations and descriptions are summarized in below.

Samples  collected  on  July  17,  1999  on  Ferrier  Creek  Property:





SAMPLE    UTM          UNIT           UNIT
NO       EASTING      NORTHING        NAME                  COMMENTS
-----    -------     -------------   ---------         ------------------------------------------------------------------

5970     480 140E     5323 522N     Oxide cherty banded      S-folded an N-dipping IF.  Dominantly magnetite (Mt
                                     iron formation (IF)
-----------------------------------------------------------------------------------------------------------------------------------
                                     iron formation (IF)
-----------------------------------------------------------------------------------------------------------------------------------

5972     479 800E      5323 300N    Gabbro. .                Small flat outcrop along east side of gravel access road.  1-2% Mt
-----------------------------------------------------------------------------------------------------------------------------------
-----------  -------------  ---------  ------------------------------------------------------------------
5973     480 150E     5322 700N     Mafic volcanic flow      North Side of access road;
                                                             magnetic mafic flow with quartz-carbonate ve
-----------------------------------------------------------------------------------------------------------------------------------
5974     480 150E     5322 700N     Quartz-feldspar          North side access road; thin, grey, quartz-feldspar porphyry dyke porphyry
-----------------------------------------------------------------------------------------------------------------------------------




ANALYSIS
--------

     Four of the five grab samples collected during the property visit were submitted for analyses for 24 elements including Copper, Zinc and Nickel. These included sample numbers 5970, 5971, 5973 and 5974. A sterile sample of medium-grained gabbro that was collected as grab sample 5972, was not included for analysis.

     All samples were analyzed by XRAL Laboratories, a Division of SGS Canada Inc., 1885 Leslie Street, Don Mills, Ontario M3B 3J4. Each sample underwent a sample preparation consisting of drying and crushing to a -2mm (-10 mesh) size. The samples were subsequently riffled and split to produce a 250gm sub-sample, which was pulverized to a -200 mesh pulp employing a chrome steel puck and ring mill.

     All samples were analyzed for 24 elements employing an Inductively Coupled Plasma (ICP-90) technique after a Sodium Peroxide Fusion digestion.

     Samples 5970 and 5971 returned geochemically anomalous copper (Cu) values of 437 and 976 ppm Cu and high iron (Fe) values of 14.6 and 9.34% respectively. A check of sample 5970 returned 501 ppm Cu and 16.4% Fe. Both samples (5970 &
5971) were oxide-facies, cherty banded iron formation. The absolute Fe values are considered normal but low for an iron formation and reflect the cherty nature. Sample 5970 contained 1-3% pyrite along fractures with trace chalcopyrite and visible malachite with sample 5971 contained 2-3% pyrite along the foliation/bedding plane and also contained malachite stains and trace chalcopyrite. The anomalous Cu results of both samples are attributed to the visible Cu mineralization noted in the samples. No other significant anomalous values were identified.

     All samples were personally collected by the William Waychison and stored in new 5 mil thick polyethylene bags. Samples remained in the possession of Waychison and were personally delivered to XRAL Laboratories in Don Mills, Ontario on July 21, 1999. A representative piece of each of the four samples submitted for analyses was retained by Waychison for future reference.

     XRAL Laboratories is a member of the SGS Society Generale de Surveillance Group, the world's largest inspection and testing organization with head office based in Geneva, Switzerland. SGS operates in 140 countries with a network of

335 subsidiaries, 341 laboratories, more than 1,220 offices and over 36,000 employees.

MAINTAINANCE  OF  PROPERTY
--------------------------

     The Quincy property was due to expire on May 31, 2001. The Company decided to restake the property effective June 1, 2001 in order to maintain it in good standing until May 31, 2002. This allowed the Company to retain its interest in the mineral rights to the Quincy claims.


                            ITEM 3. LEGAL PROCEEDINGS


     There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     No matters were submitted to a vote of shareholders of the Company during the fiscalyear ended April 30, 2001.

                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at April 30, 2001 the Company had 38 shareholders; three of these shareholders are officers and directors of the Company.









       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

     The Company was incorporated on May 5, 1999 under the laws of the State of Nevada. The Company's articles of incorporation currently provide that the
Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at April 30, 2001, there were 10,026,500 shares outstanding. The Company is engaged in the exploration stage.

Liquidity  and  Capital  Resources
----------------------------------

     As at April 30, 2001, the Company had no assets, and $7,670 of liabilities. The liabilities of $7,670 are amounts accured for audit and accounting, transfer agent, office and filing fees.

     At the present time the Company does not has sufficient funds to reduce its accounts payables. Unless funds are injected into the Company it might cease to be a going concern. The Company might be able to raise funds from its director and/or officers, obtain bank financing or issue as a private placement some of its common stock. No plans by management has been made to date to address the future funding of the Company.

     The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Qunicy claim and has made no commitments to acquire any asset of any nature other than to maintain its mineral claims in good standing.

Results  of  Operations
-----------------------

     Since inception the Company has purchased the Quincy claim and preformed exploration work on the claim as more fully described above. The Company allowed its mineral claims to lapse on May 31, 2001 and it restaked them on June 1, 2001. This allowed the Company to retain its interest in the claims until May 31, 2001.



                          ITEM 7.  FINANCIAL STATEMENTS


     The financial statements of the Company are included following the Signature page to this Form 10-KSB.











      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


     From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to April 30, 2001 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


     The following table sets forth as of April 30, 2001, the name, age, and position of executive officers and the director and the term of office of the director of the Company.




                                                                     Term as
                                                                     Director
Name                   Age               Position Held                 Since
------------------  ----------  --------------------------------      --------
 Adam Smith. . . .     41         President and Director                1999

 Gordon Krushinsky     42         Secretary Treasurer and Director      1999

 Raymond Miller. .  (Deceased)    Director                              1999




     A director of the Company serves for a term of one year and until his successor is elected at the Company's Annual Shareholders' Meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at the Meeting of the Board of Directors and is qualified.

     Set forth below is certain biographical information regarding each of the Company's executive officers and the director.

     ADAM SMITH, 41, was educated at the University of British Columbia where he obtained a Bachelor of Arts degree in Philosophy before undertaking the Canadian Securities Course. Mr. Smith became employed with Georgia Pacific Securities Ltd., a local firm of stock brokers, where he administered various retail accounts. He left the brokerage house and became an analyst for Groom Capital Advisory Inc. until 1996 when he became a self employed financial consultant. His public company experience comprises of Palladium Resources Inc., an Alberta Stock Exchange listed public company, where he was the president. During this same period of time he was a director of two Vancouver Stock Exchange public companies; Novadex International Inc. and Pacific Falcon Resources Ltd. His experience with OTC Bulletin Board companies comprised of being President and Direcotr of Goldking Resources Inc. He is no longer a director or officer of Goldking Resources Inc.

     GORDON KRUSHNISKY, 42, upon graduation from high school undertook various courses in computer system technology from Vancouver Vocational Institute. After graduation in 1984 he became partners with his brother in International Laser Games, a private British Columbia incorporated company. His responsibilites included equipment upgrading and maintenance. In 1997 he became a computer analyst for London Drug Stores Ltd. and now has been promoted to Assistant Manager - Computer Departments.

     RAYMOND MILLER served in the R.C.N.V.R. Navy, afterwards in 1954 he worked in the Hotel Business in Whitehorse, Yukon until 1957. He was the sole owner and operator of the Capital Hotel Yokon Ltd from 1957 to 1980. Mr. Miller started the Arctic Winter Games in 1970 where he was a Director and Chief fun Raiser and organizer of the games. He started the Alaska R.C.M.P. Hand Gun
Competition in 1970. Mr. Miller was a director and part owner of White Pass Hotels Ltd., Edge Water and the Astor Hotel from 1975 to 1985. From 1983 to 1990 he was President and Director of Cal Miller Holdings. In February 2001, Raymond Miller passed away.

     To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)     engaging  in  any  type  of  business  practice;  or

(iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE  WITH  SECTION  16  (A)  OF  THE  EXCHANGE  ACT

     The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

     The following table sets forth as at April 30, 2001, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                    Position                         Report  to  be  Filed
----                    --------                         ---------------------

Adam  Smith            President  and  Director                  Form  3

Gordon  Krushnisky     Secretary  Treasurer and Director         Form 3

Raymond  Miller        Director     (Deceased)                  Form  3



                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended April 30, 2001.

BONUSES  AND  DEFERRED  COMPENSATION

None

COMPENSATION  PURSUANT  TO  PLANS

None

PENSION  TABLE

None

OTHER  COMPENSATION

None

COMPENSATION  OF  DIRECTORS

None

TERMINATION  OF  EMPLOYMENT

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as at December 31, 2000, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.





Name and Address
of Beneficial                              Nature of      Amount                   Percent
                    Owner                 Ownership(I)  of Beneficial         Ownership  of Class
----------------------------------------  ------------  ------------------- -----------------------
      ADAM SMITH
      1302 Arbutus Street V6J 3W8
      Vancouver, B.C. Canada, V6J 2W4. .  Direct          1,000,000                  9.97%

      GORDON KRUSHNISKY
      1088 Ferguson Road
      Delta, B.C., Canada, V4L 1X1 . . .  Direct          1,000,000                  9.97%

      RAYMOND MILLER (II)
      301-1323 Merklin Street
      White Rock, B.C., Canada, V6B 3C2.  Direct          2,000,000                 19.95%

      All Officers and Directors
      as a Group ( 3 persons ) . . . . .  Direct          4,000,000                 39.89%




(I) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(II) In February 2001 Raymond Miller passed away. The Directors of the Company have not yet appointed another individual to replace Mr. Miller.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS  OF  MANAGEMENT

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS  WITH  PROMOTERS

The  Company does not have promoters and has no transactions with any promoters.

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS


(a)  (1)        FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:

Title  of  Document                                                         Page
-------------------                                                         ----

Report  of  Andersen,  Andersen  &  Strong,  Certified  Public  Accountants
21

Balance  Sheet  as  at  April 30, 2001                                        22

Statement  of  Operations  for  the  year  ended  April  30, 2001 and the Period
     May  5,  1999  to  April  30,  2000  and  the  Period  May 5, 1999 (Date of
     Inception)  to  April  30,  2001                                         23

Statement  in  Changes  in  Stockholders' Equity for the period from May 5, 1999
       (Date  of  Inception)  to  April 30, 2001                              24

Statement  of  Cash  Flows  for  the  year  ended  April 30, 2001 and the Period
     May  5,  1999  to  April  30,  2000  and  the  Period  May 5, 1999 (Date of
     Inception)  to  April  30,  2001                                         25

Notes  to  the  Financial  Statements                                         26


(a)  (2)   FINANCIAL  STATEMENT  SCHEDULES

The following financial statement schedules are included as part of this report:

None.


(a)  (3)   EXHIBITS

The  following  exhibits  are  included  as  part  of  this report by reference:

None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:


                              QUINCY RESOURCES INC.



                                          By:    /s/  "Adam  Smith"
                                          -------------------------
                                          Adam  Smith
                                          President  and  Director

                                          Date:  June  25,  2001

ANDERSEN  ANDERSEN  &  STRONG,  L.C.             941  East 3300 South, Suite 220
------------------------------------
Certified  Public  Accountants  and  Business Consultants Board             Salt
Lake  City,  Utah,  84106
Member  SEC  Practice  Section  of  the  AICPA                       Telephone
801-486-0096
                                                          Fax  801-486-0098


Board  of  Directors
Quincy  Resources  Inc.
Vancouver  B.  C.  Canada

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

We have audited the accompanying balance sheet of Quincy Resources, Inc. (exploration stage company) at April 30, 2001, and the related statement of operations, stockholders' equity, and cash flows for the year ended April 30, 2001 and the period May 5, 1999 to April 30, 2000 and the period May 5, 1999 (date of inception) to April 30, 2001. These financial statements are of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quincy Resources Inc. at April 30, 2001, and the results of operations, stockholders' equity, and cash flows for the year ended April 30, 2001 and the period May 5, 1999 to April 30, 2000 and for the period May 5, 1999 (date of inception) to April 30, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt  Lake  City, Utah                         /s/  "Andersen Andersen & Strong"
June  15,  2001

                              QUINCY RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                                 APRIL 30, 2001






ASSETS

CURRENT ASSETS

    Cash. . . . . . . . . . . . . . . . . . . . . . . .  $         -
                                                         ------------

         Total Current Assets . . . . . . . . . . . . .            -
                                                         ------------

OTHER ASSETS

    Mineral Claims - Note 3 . . . . . . . . . . . . . .            -
                                                         ------------

                                                         $         -
                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Account payable - related party . . . . . . . . . .          156
    Accounts payable. . . . . . . . . . . . . . . . . .        7,514
                                                         ------------

        Total Current Liabilities . . . . . . . . . . .        7,670
                                                         ------------

STOCKHOLDERS' EQUITY

    Common stock
        200,000,000 shares authorized, at $0.001 par
        value; 10,026,500 shares issued and outstanding       10,027

    Capital in excess of par value. . . . . . . . . . .       24,223

Deficit accumulated during the exploration stage. . . .      (41,920)
                                                         ------------

        Total Stockholders' Deficiency. . . . . . . . .       (7,670)
                                                         ------------

                                                         $         -
                                                         ============






   The accompanying notes are an integral part of these financial statements.

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS
         FOR THE YEAR ENDED APRIL 30, 2001 AND THE PERIOD MAY 5, 1999 TO
 APRIL 30, 2000 AND THE PERIOD MAY 5, 1999 (DATE OF INCEPTION) TO APRIL 30, 2001







                              APR 30,       APR 30,     MAY 5, 1999 TO
                                2001         2000        APR 30, 2001
                            ------------  -----------  ----------------



REVENUES . . . . . . . . .  $         -   $        -   $             -

EXPENSES . . . . . . . . .       17,862       24,058            41,920
                            ------------  -----------  ----------------

NET LOSS . . . . . . . . .  $   (17,862)  $  (24,058)  $       (41,920)
                            ============  ===========  ================




NET LOSS PER COMMON SHARE

    Basic. . . . . . . . .  $         -   $        -
                            ============  ===========


AVERAGE OUTSTANDING SHARES

    Basic. . . . . . . . .   10,026,500    7,229,051
                            ------------  -----------













   The accompanying notes are an integral part of these financial statements.

                              QUINCY RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM MAY 5, 1999(DATE OF INCEPTION)
                                TO APRIL 30, 2001





                                                               Capital in
                                           Common     Stock    Excess of     Accumulated
                                           Shares    Amount    Par Value       Deficit
                                         ----------  -------  ------------  -------------
BALANCE MAY5, 1999 (date of inception).           -  $     -  $         -   $          -

Issuance of common stock for cash at
    $0.001 - June 17, 1999. . . . . . .   4,000,000    4,000            -              -

Issuance of common stock for cash at
    $0.001 - July 26, 1999. . . . . . .   6,000,000    6,000            -              -

Issuance of common stock for cash at
    $0.10 - August 15, 1999 . . . . . .      26,500       27        2,623              -

Capital contributions - expenses -
     Related parties                                       -       10,800              -

Net operating loss for the period from
    May 5, 1999 to April 30, 2000 . . .           -        -            -        (24,058)
                                                  .        .            .              .
                                         ----------  -------  ------------  -------------

BALANCE APRIL 30, 2000. . . . . . . . .  10,026,500   10,027      (13,427)       (24,058)

Capital contributions - expenses -
    Related parties . . . . . . . . . .           -        -       10,800              -

Net operating loss for the year ended
    April 30, 2001. . . . . . . . . . .           -        -            -        (17,862)
                                         ----------  -------  ------------  -------------

BALANCE APRIL 30, 2001. . . . . . . . .  10,026,500  $10,027  $    24,223   $    (41,920)
                                         ==========  =======  ============  =============
















   The accompanying notes are an integral part of these financial statements.

                              QUINCY RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
         FOR THE YEAR ENDED APRIL 30, 2001 AND THE PERIOD MAY 5, 1999 TO
 APRIL 30, 2000 AND THE PERIOD MAY 5, 1999 (DATE OF INCEPTION) TO APRIL 31, 2001








                                                               APR 30     APR 30       MAY 5, 1999

                                                                2001       2000      TO APR 30, 2001
                                                             --------  ----------  -----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES

     Net loss . . . . . . . . . . . . . . . . . . . . . . .  $(17,862)  $ (24,058)  $        (41,920)

     Adjustments to reconcile net loss to
     net cash provided by operating
     activities:

          Change in accounts payable. . . . . . . . . . . .     6,495       1,175              7,670
          Capital contribution - expenses - related parties    10,800      10,800             21,600
                                                             ---------  ----------  -----------------

               Net Cash Used in Operations. . . . . . . . .      (567)    (12,083)           (12,650)
                                                             ---------  ----------  -----------------

CASH FLOWS FROM INVESTING
     ACTIVITIES . . . . . . . . . . . . . . . . . . . . . .         -           -                  -
                                                             ---------  ----------  -----------------

CASH FLOWS FROM FINANCING
     ACTIVITIES

          Proceeds from issuance of common stock. . . . . .         -      12,650             12,650
                                                             ---------  ----------  -----------------

     Net Increase in Cash . . . . . . . . . . . . . . . . .         -         567                  -

     Cash at Beginning of Period. . . . . . . . . . . . . .       567           -                  -
                                                             ---------  ----------  -----------------

     Cash at end of period. . . . . . . . . . . . . . . . .  $      -   $     567   $              -
                                                             =========  ==========  =================




SCHEDULE OF NONCASH OPERATING
      ACTIVITIES

Capital contributions - expenses - related parties. . . . .    10,800   $  10,800
                                                             =========  ==========








   The accompanying notes are an integral part of these financial statements.

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on May 5, 1999 with authorized common stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.

Since its inception the Company has completed Regulation D offerings of 10,026,500 shares of its capital stock for cash.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICILES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On April 30, 2001 the Company had a net operating loss carry forward of $41,920. The tax benefit of $12,576 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires in 2022.

Basic  and  Diluted  Net  Income  (Loss)  Per  Share
----------------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually oustanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Capitalization  of  Mineral  Claim  Costs
-----------------------------------------

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICILES  -  CONTINUED

Environmental  Requirements
---------------------------

At the report date environmental requirements related to the mineral leases aquired are unknown and therefore any estimate of any future cost cannot be made.

Comprehensive  Income
---------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on February 29, 1999.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

Estimates  and  Assumptions
---------------------------

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

3.  ACQUISITION  OF  MINERAL  LEASE

The Company acquired and staked an undeveloped mineral claim containing 16 units covering 256 hectores located in the Ferrier Creek area of the English Township in the Porcupine mining Division of Ontario, Canada approximately 50 kilometres south of the mining community of Timmins.

Assessment work in the amount of $6,400 was due on May 31, 2001 to maintain the property in good standing. The renewal fee was not paid, however, the Company plans to re-stake the properties to bring them current.

4.  RELATED  PARTY  TRANSACTIONS

Related  parties  have  acquired  40%  of  the  common  stock  issued.

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)




5.  GOING  CONCERN

The Company will need additional working capital to service its debt and to be successful in its efforts to develop the mineral lease acquired.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the coming year.

ANDERSEN  ANDERSEN  &  STRONG,  L.C.             941  East 3300 South, Suite 220
------------------------------------
CERTIFIED  PUBLIC  ACCOUNTANTS AND BUSINESS CONSULTANTS BOARD          Salt Lake
City,  Utah,  84106
Member  SEC  Practice  Section  of  the  AICPA

                              Telephone 801-486-0096
                                                    Fax  801-486-0098


Board  of  Directors
Quincy  Resources,  Inc.


                                                                    June 6, 2001


We have been engaged to audit the financial statements of the above Company for the period ended April 30, 2001. We are required to be independent according to the standards ("Standards") established by the American Institute of Certified Public Accounts and within the meaning of the Securities Act ("Act") administered by the Securities and Exchange Commission.

With regards to independence, we hereby report that there are no relationships between our firm and any of our related entities and the above Company and its related entities that in our professional judgment may reasonably be thought to bear on independence. We, therefore, confirm that we are independent of the company within the meaning of Acts and Standards.




                                        Sincerely

                                        /s/  Rex  Andersen