Form 10QSB/A
period 2001-07-31
QUINCY RESOURCES INC
filed 2001-08-21
CIK 1092619

75

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                               AMENDED FORM 10-SB



                   GENERAL FORM FOR REGISTRATION OF SECURITIES
                 OF SMALL BUSINESS COMPANYS UNDER SECTION 12(B)
                 OR 12(G) OF THE SECURITIES EXCHANGE ACT OF 1934




Commission  file  no.     0001092619
                          ----------


                             QUINCY RESOURCES, INC.
                 (NAME OF SMALL BUSINESS COMPANY IN ITS CHARTER)



           Nevada                                   98-0218264
         ------------                             --------------
     (State  or  Other  Jurisdiction  of       (I.R.S.Employer
     Incorporation  or  Organization)          Identification  No.)


     1302  Arbutus  Street
   Vancouver,  British  Columbia,  Canada                         V6J  3W8

------------------------------------------------               ------------
  (Address  of  Principal  Executive  Officer)                   (Zip  Code)


                                       (604) 736-7481
                                    --------------------
                                (Company's Telephone Number)


Securities  registered  under  Section  12(b)  of  the  Exchange  Act:   None

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:


                         Common Stock, par value $0.001 per share
                         ----------------------------------------
                           (Title  of  Class)

                               TABLE  OF  CONTENTS







ITEM                                                            PAGE
------                                                          ----
                                PART 1
        Glossary of Geological and Technical Terms                 3

Item 1  Description of Business                                    8
        Management's Discussion and Analysis or Plan
Item 2  of Operation                                              24
Item 3  Description of Property                                   27
        Security Ownership of Certain Beneficial
Item 4  Ownership and Management                                  27
        Directors, Executive Officers, Promoters and
Item 5  Control Persons                                           29
Item 6  Executive Compensation                                    30
Item 7  Certain Relationships and Related Transactions            31
Item 8  Description of Securities                                 33

        PART 11
        Market Price of and Dividends on the Company's
Item 1  Common Equity and Other Stockholders Matters              35
Item 2  Legal Proceedings                                         35
Item 3  Disagreement With Accountants and Financial Disclosure    35
Item 4  Recent Sales of Unregistered Securities                   36
Item 5  Indemnification of Directors and Officers                 36

        PART F/S
        Financial Statements                                      38

        PART 111
Item 1  Index to Exhibits                                         48
Item 2  Description of Exhibits                                   48









                     DOCUMENTS  INCORPORATED  BY  REFERENCE

     Documents  incorporated  by  reference:     None

                   GLOSSARY OF GEOLOGICAL AND TECHNICAL TERMS

Aeromagnetic prospecting - A technique of geophysical exploration of an area using an airborne magnetometer to survey that area.

Andesite  -  Fine  grained  intermediate  volcanic  rock.

Anomaly  -  Deviation  from  a  general  rule,  method,  or  analogy;  abnormal.

Azimuth - Direction of a horizontal line as measured on a an imaginary horizontal circle, the horizontal direction reckoned clockwise from the meridian plane of the observer, expressed as the angular distance between the vertical plane passing through the point of observation and the poles of the Earth and the vertical plane passing through the observer and the object under observation.

Azurite - A monoclinic mineral; forms virtreous azure crystals; a supergene mineral in oxidized parts of copper deposits associated with malachite.

Batholiths - A large, generally discordant plutonic mass that has more than 40 square miles of surface exposure and no known floor. Its formation involves magmatic processes.

Bedded  -  A  mineral  fixed  firmly  into  another  rock  formation.

Bedrock  -  The  solid  rock  underlying  superficial  formations.

Bleb  -  A  vesicle,  blister,  bubble.

Boreal  -  Of  or  pertaining  to  Boreas;  hence,  northern.

Breccia - A coarse-grained clastic rock, composed of angular broken rock fragments held together by a mineral cement or in a fine-grained matrix

Brecciated  -  Converted  into,  characterized  by,  or  resembling  a  breccia

Chalcopyrite - The main copper ore, CuFeS2. A widely occurring mineral found mainly in veins.

Chert - A hard, dense, dull to semivitreous, microcrystalline or cryptocrystalline sedimentary rock, consisting dominantly of interlocking crystals of quartz.

Crystalline  -  Resembling  a  crystal;  clear,  transparent,  pure.

Crystallization - The process through which crystalline phases seprate from a fluid, or a dispersed state.

Core - A cylindrical section of rock, usually 5 to 10 cm in diameter and up to several meters in length, taken as a sample of the interval penetrated by a core bit and brought to the surface for geologic examination and/or laboratory analysis.

Diabase  -  A  partly  crystalline  rock  of  the  composition  of  gabbro.

Dyke - A sheet-like body of igneous rock intrudes; or an ore body is formed in older rocks.

Electromagnetic  -  Of,  pertaining  to  or  produced  by  electromagnetism.

Electromagnetism  -  Magnetism  developed  by  a  current  of  electricity.

Epizone - the uppermost depth zoneo f metamorphism, characterized by low to moderate temperatures and hydrostatic pressures with low to high shearing stress.

Esker - A narrow ridge or mound of gravelly and sandy drift, deposited by a subglacial stream.

Euhedral - Said of a mineral grain that is completely bounded by its own rational faces, and whose growth during crystallization of recrystallization was not restrained or interfered with by adjacent grains.

Facies - A term of wide application, referring to such aspects of rock units as rock type, mode of origin, composition, fossil content, or environment of deposition.

Feldspar - Constitutes 60% of the Earth's crust, feldspar occurs in all rock types and decomposes to form much of the clay in soil.
Felsic  -  Term  used  to  describe  light  colored  rocks  containing feldspar.

Fold - A curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage. A fold is usually a product of deformation, although its definition is descriptive and not genetic and may include primary structures.

Foliation  -  Act  or  process  of  forming  into  a  leaf  or  leaves.

Gabbro  -  A  course-grained  (plutonic)  dark  colored  igneous  rock.

Galena - The most important ore of lead, PbS, found in hydrothermal veins and as a replacement mineral.

Geophysical surveying - The exploration of an area in which geophysical properties and relationships unique to the area are mapped by one or more geophysical methods.

Glaciofluvial - Pertaining to the meltwater streams flowing from wasting glacier ice and esp. to the deposits and landforms produced by such streams, as kame terraces and outwash plains; relating to the combined action of glaciers and streams.

Glaciolacustrine - Pertaining to, derived from, or deposited in glacial lakes; esp. said of the deposits and landforms composed of suspended material brought by meltwater streams flowing into lakes bordering the glacier, such as deltas, kame deltas, and varved sediments.

Granite - A plutonic rock in which quartz constitutes 10% to 50% of the felsic components and in which the feldspar ratio is generally restricted to the range of 65% to 95%.

Granitic  -  Pertaining  to  or  composed  of  granite.

Graphite  -  Soft,  black  native  carbon  of  metallic  luster.

Greenschist - A schistose metamorphic rock whose green color is due to the presence of chlorite, epidote, or actinolite.

Grid  -  A  mapped  out  area  consisting of parallel wires displaying distance.

Group  -  A  group  (one  or  more)  Formations  of  approximately the same age.

Igneous rock - Rock formed by the solidification of molten material that originated within the Earth.

Infrastructure - Structure produced at a depp crustal level, in a plutonic environment, under conditions of elevated temperature and pressure, which is characterized by plastic folding, and the emplacement of granite and other migmatitic and magmatic rocks.

Input  -  That  which  is  put  in.

Kettle - A depression in the ground surface formed by the melting of a large, detached block of stagnant ice wholly or partly buried by glacial drift.

Lapilli - Pyroclastics that may be either essential, accessory, or accidental in origin, of a size range that has been variously defined within the limits of 2mm and 64mm. The fragments may be either solidified or still viscous when they land.

Lava  -  Fluid  rock  such  as  that  which  issues  from  a  volcano.

Lithology - The character of a rock described in terms of its structure, color, mineral composition, grain size and arrangement of its component parts.

Mafic - Pertaining to or composed dominantly of the ferromagnesian rock-forming silicates; said of some igneous rocks and their constituent minerals.

Magnetometer - An instrument for measuring magnetic intensity. In ground magnetic prospecting, an instrument for measuring the vertical magnetic intensity; in airborne magnetic prospecting, an instrument for measuring the total magnetic intensity.

Malachite - A monoclinic mineral that occurs with azurite in oxidized zones of copper deposits.

Meta  -  indicates  a  sedimentary  or  igneous  rock  has been metamorphasized.

Metamorphism - The mineralogical, chemical and structural adjustment of solid rocks to physical and chemical conditions that have generally been imposed at depth below the surface zones of weathering and cementation, and that differ from the conditions under which rocks in question originated.

Monoclinic System - All point groups characterized by lattices with two crystallographic axes at right angles and one axis inclined.

Oxide  -  A  binary  compound  of  oxygen  with  an  element.

Peridotite - A general term for a coarse-grained plutonic rock composed chiefly of olivine with or without other mafic minerals.

Phenocryst - A term for large crystals or mineral grains within the matrix or groundmass of a porphyry

Plutonic rock - igneous rock formed deep within the Earth under the influence of high heat and pressure.

Porphyry - An igneous rock of any composition that contains obvious phenocrysts in a fine- grained groundmass.

Precambrian - Designating the earliest division of geological history or the rocks formed during this time.

Pyrite  -  The  most  widespread  sulphide  mineral,  chemical  formula:  FeS2.

Pyroclastic - Produced by explosive or aerial ejection of ash, fragments and glassy material from a volcanic vent.

Pyrrhotite - A mineral, Fe1-xS, found in basic igneous rocks, pegmatites and contact metamorphic rocks.

Quartz - A form of silica occuring in hexagonal crystals or in crystalline masses.

Rhyolite  -  Fine-grained  to  glassy  light  colored  volcanic  rocks.

Schistosity - The foliation in schist or other coarse-grained, crystalline rock due to the parallel, planar arrangement of mineral grains of the platy, prismatic, or ellipsoidal types.

Sedimentary rock - A rock resulting from the consolidation of loose sediment that has accumulated in layers.

Sericitic - A white, fine-grained potassium mica occuring in small scales as an alteration product of various alluminosilicate minerals, having a silky luster, and found in various metamorphic rocks.

Sphalerite - The main ore of zinc, ZnS, found in metasomatic deposits with galena, hydrothermal vein deposits, and in replacement deposits.

Spinifex texture - Interpenetrating lacy elongate olivine crystals in komatiite, commonly considered to have been formed by quenching.

Stringer  -  Ahorizontal  timber  to  connect  uprights  in  a  frame.

Sulfide  -  A  compound  of  sulfur  with  an  element.

Terrain  -  A  tract  or  region  of  ground  immediately  under  observation.

Till - Dominantly unsorted drift deposited by and underneath a glacier without reworking by meltwater, and consisting of clay, silt, sand, gravel and boulders.

Tridymite  -  A  monoclinic  and  triclinic  mineral  in  felsic  volcanics.

Tuff  -  A  general  term  for  all  consolidated  pyroclastic  rocks.

Ultramafic  -  Said  of  an  igneous  rock  composed  chiefly  of mafic minerals

Volcanic Rock - A generally finely crystalline or glassy igneous rock resulting from volcanic action at or near the Earth's surface, either ejected explosively or extruded as lava.

Volcanism - The process by which magma and its associated gases rise in the crust and are extruded onto the Earth's surface and into the atmosphere.

Volcanogenic - The production of a vent in the surface of the Earth through which magma and associated gases and ash erupt.

Wisp  -  A  small  bunch  or  bundle,  as  of  hay,  straw,  or  the  like.

                                     PART 1

Quincy Resources, Inc. (the "Company") is filing this Form 10-SB on a voluntary basis to:

1     provide  current,  public  information  to  the  investment  community;

2 to expand the availability of secondary trading exemptions under the Blue Sky laws and thereby expand the trading market in the Company's securities, and

3     to  comply  with  prerequisites for listing of the Company's securities on
NASDAQ.

ITEM  1.          DESCRIPTION  OF  BUSINESS

HISTORICAL  OVERVIEW  OF  THE  COMPANY


     The  Company  was  incorporated  on  May  5,  1999.  The  Company  has  no
subsidiaries and no affiliated companies.   The executive offices of the Company
are located at 1302 Arbutus Street, Vancouver, British Columbia, Canada, V6J 3W8 (Tel: 604-736-7481).


     The Company is engaged in the exploration of mineral properties. (see Part 1, "Exploration of the QUINCY Claim"). No ore body has been discovered and no substantial exploration has been done on its mineral claim. The Company is purely an exploration company. There is no assurance that any ore body will ever be found and that the Company will have sufficient funds to undertake the exploration work required to identify an ore body.

     Management anticipates that the Company's shares will be qualified on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the OTC Bulletin Board.


     The Company owns one mineral property known as the 'QUINCY' claim. It does not presently own any other mineral properties. The Company holds the rights to the minerals on the Quincy property until May 31, 2001. The land itself is owned by the Province of Ontario (known as the "Crown"). The Company undertook an exploration program on its claim in October 1999 in the amount of $2,759 which has resulted in the claim being maintained in good standing until May 31, 2001. The Company re-stakinged the mineral claims on June 1, 2001in order to maintain them in good standing until May 31, 2002.


     The Company has no revenue to date from the exploration of its mineral property, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's mineral property to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future (see Part 1, Item 2 - "Managements Discussion and Analysis or Plan of Operations"), but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.


PLANNED  BUSINESS

     In addition to exploring and developing, if warranted, its mineral property, the Company plans to seek out additional mineral properties either by way of purchase, staking or joint venturing. (See Part 1, Item 2 - Management's Discussion and Analysis or Plan of Operation").

     Much of the discussion contained in this section is "forward looking" in that actual results may materially differ from the Company's plans as currently contemplated. Information concerning all the factors associated with the Company is set forth in this Item 1 and in Items 2 and 3 below. FOR A COMPLETE UNDERSTANDING OF SUCH FACTORS, THIS ENTIRE DOCUMENT, INCLUDING THE FINANCIAL STATEMENTS AND THEIR ACCOMPANYING NOTES, SHOULD BE READ IN ITS ENTIRETY.

     All dollar amounts shown in this document are stated in US dollars unless otherwise noted.

EXPLORATION  OF  THE  QUINCY  CLAIM
     The Company retained William Waychison, P. Geo. of Timmins, Ontario, to summarize the geology and mineral potential on its mineral claim near Timmins, Ontario. His report is dated October 28, 1999. The mineral claim was staked
May  31,  1999  by  Frank  Renaudat on behalf of the Company and named "QUINCY".

     The Claim covers 16 metric units (986 acres) located within the central portion of English Township, Porcupine Mining Division, near the town of Timmins, Ontario.

     The Company was incorporated on May 5, 1999 and engaged the services of Frank Renaudat to "stake" a mineral claim for it in the central portion of English Township, Porcupine and Mining Division area of Ontario.

     "Staking" of a claim is the method used by the ministry of mines for the Province of Ontario in verifying title to the minerals on Crown property. The individual staking a claim, known as the "staker" inserts a post or stake into the ground of unstaked property and defines this post as the corner post or "identification" post. A serial pre-numbered tag, purchased from the Ministry of Northern Development and Mines (a department of the Ministry of Mines of Ontario), is affixed to the post and the date and time of inserting the post into the ground is recorded on it as well as the proposed name of the claim. The staker is required to walk in a line in one directions from the stake and another line at a 90 degree angle from the original walk starting at the corner post for another 1500 feet. Upon completion of these two walks the staker records the number of units being staked upon the metal tag on the corner post. This information is recorded on a 4 foot Post Mineral Claim form and filed with the Ministry of Northern Development and Mines.

     The Company has not identified any other mineral properties for staking and, therefore, has only the QUINCY property. It is the intention of management to identify other properties of merit in the future but to date none have been identified.

 PROPERTY  DESCRIPTION,  LOCATION  AND  ACCESS
----------------------------------------------

     The Ferrier Creek Property comprises a single, unsurveyed, 16 unit claim (986 acres) numbered 1212816 and located in the central portion of English Township, Porcupine Mining Division, Ontario. The property was recorded on May 31, 1999 by Frank Renaudat of 392 Toke Street, Timmins, Ontario. Assessment work in the amount of $ 6,400 is due on or before May 31, 2001 to maintain the property in good standing. Title to 100% of the Ferrier Creek Property is registered with the Ontario Provincial Mining Recorder's Offices in Sudbury, Ontario in the name of Quincy Resources Inc.

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

In  a  report  dated  in  1984,  E.Bright  indicated  the  following:

"A lower unit of interbedded oxide-and sulfide-facies iron formation occurs in the central part of the sequence, and an upper unit of predominantly oxide facies iron formation lies near the top of the sequence (near its contact.) Individual iron formation units range in thickness from several centimetres to 60m, but most are less then 9mThe lower oxide-and sulfide iron formation outcrops sporadically in north-central, central (Ferrier Creek Property) and southeastern English TownshipSulfide-facies iron formation consists of disseminated grains and stringers of pyrrhotite and pyrite in thinly bedded chert, in massive to thinly bedded felsic tuff, and in the matrix and fragments of associated unites of chert-breccia and felsic breccia."

     The Bartlett assemblage has been correlated with the Eldorado assemblage, which crops out around the Shaw Dome centered in Shaw Township to the north. Both assemblages contain a significant component of iron formation and felsic fragmental rock, but differs in that ultramafic flows are apparently lacking in the Bartlett assemblage. This may not be universally true if the observations made by BHP-Utah Mines in their drill hole FC-1-90 are correct. The latter hole was drilled on the Ferrier Creek Property and described a fragment displaying spinifex textures (at a core length of 156 feet) within a brecciated iron formation (86.4-179 feet). Furthermore, the hold encountered a peridotite intrusion between 237-291 feet only feet to the east of the iron formation. These points take an added significance given that the Eldorado assemblage is also host to at least five komatite-associated, nickel-copper sulfide deposits and several showings along the southern side of the Shaw Dome. In all but one of these Nickel occurences the mineralization is spatially associated with spinifex textures which reflect an extrusive origin, and suggest the nickel sulfide mineralization is of a magmatic-volcanogenic-exhalative type of origin.

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

Samples  collected  on  July  17,  1999  on  Ferrier  Creek  Property:





SAMPLE   UTM          UNIT           UNIT                                      COMMENTS
NO.      EASTING      NORTHING       NAME

5970     480 140E     5323 522N     Oxide cherty banded iron formation (IF)     S-folded an N-dipping IF.
---------------------------------------------------------------------------------------------------------
5971     480 160E     5323 560N     Oxide cherty banded iron formation (IF)     Oxide (Mt) cherty If with
---------------------------------------------------------------------------------------------------------

5972     479 800E      5323 300N    Gabbro. .                                   Small flat outcrop along
                                                                                east side gravel road.
---------------------------------------------------------------------------------------------------------
5973     480 150E     5322 700N     Mafic volcanic flow                        North Side of access road;
                                                                               magnetic mafic flow
---------------------------------------------------------------------------------------------------------
5974     480 150E     5322 700N     Quartz-feldspar porphyry                   North side access road;
                                                                               thin grey, quartz feldspar
---------------------------------------------------------------------------------------------------------

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

CONCLUSIONS
-----------

     The Ferrier Creek Property comprises one (1) stake claim of 16 units covering 986 acres, more or less, situated in English Township, Ontario, approximately 31 miles south of the mining community of Timmins. The property is registered in the name of Quincy Resources Inc.

     The property is situated east of the Kenogamissi Batholith, and contains several AEM anomalies that are clustered as small groups strung out along a North South trend. The anomalies are attributed to a regional oxide and sulfide-facies, cherty iron formation associated with felsic pyroclastics and fragmentals within the central portion of the Bartlett assemblage. The cherty IF on the Ferrier Creek property has copper mineralization observed on surface and has returned a best base-metal drill intercept of 0.295% Zinc, 0.02% Copper over 3.3 feet.

     Both Eeas-West and North-South flight lines may identify different and additional AEM anomalies. This suggests the lithologies are locally folded and that a single survey direction within the folded areas would not provide proper EM coupling and location of the anomalies.

     Only a very small section of the AEM anomalies has been tested within the environs of the Ferrier Creek Property. This area occurs south of a small kettle lake in the center of the claim 1212816 and contains within a 50m radius a cluster of eight (8) of the ten (10) holes drilled on the property by former exploration companies. A ninth hole occurs only 320 feet away. In addition, the holes are very short and generally did not test beyond the oxide and lesser sulfide-facies following a ground follow-up, and which remains untested, is located within 640feet north of the North West-quarter of the Ferrier property.

     Recent age dates for a felsic member of the Bartlett Assemblage in North Eeast English Township has revealed a date older (2727 1.5Ma) than that recorded for the Kidd Creek massive sulfide deposit (2710-14 Ma) and similar to felsic metavolcanic rocks (2730-2724 Ma) occupying the footwall of regionally extensive iron formations located west of the Kenogamissi Batholith. The latter IF hosts the Shunsby Occurrence (873,00 tonnes grading 5% Zinc, 1.2% Copper) and several other showings of base-metal mineralization.

     Also, the Bartlett assemblage has been correlated with the Eldorado assemblage, which hosts at least five komatiite-associated, nickel-copper sulfide deposits and several showings along the southern side of the Shaw Dome centered in Shaw Township to the north. The Ni-komatiitic associated deposits have a postulated magmatic-volcanogenic-exhalative type of origin. They also generally contain felsic fragmentals and sulfide chery iron formation within their footwall. Ni-komatiitic mineralization also occurs at the Texmount deposit associated with the upper iron formation of the Bartlett assemblage. This deposit occurs about 11km East North East of the Quincy property. Although no komatiitic-associated, Ni-mineralization has been recorded to spatially occur near the lower iron formation of the Bartlett assemblage, ultramafic intrusions have been intersected metres to the east of the iron formation in a drill hole on the Ferrier Creek Property. This same hole also described a sediment anomalies which occur within two small lakes near the southeast corner of Quincy claim 1212816, suggest that komatiitic-associated, Ni-mineralization may occur within the area. The source of the anomalies may be associated with untested AEM anomalies near the south boundary of the property.

RECOMMENDATIONS

     The available data for Quincy Resources Inc.'s Ferrier Creek Property in English Township has been reviewed, analyzed and evaluated. No mineral deposits are known to exist on the property, however, most of the AEM anomalies on or near the Quincy property have not been tested. It is also shown that these anomalies are, at least in part, associated with cherty iron formation which both contains base-metal mineralization and is of the same age as a major period of hydrothermal iron formation generation with locally associated (Zinc-Copper-Silver) base-metals of economic significance. In addition, Ni-Sulfide, komatiitic-associated mineralization having a near similar geological setting as that reported for Quincy's property occurs within the region and unexplained Cobalt & Nickel in lake sediment anomalies located near the South East corner of Quincy claim 1212816 may possibly be due to similar mineralization occurring on Quincy's property.

     Based upon Waychison independent review, analysis and evaluation of the data available at the time of preparation of his report and as presented in his report, it is the writer's qualified judgement that the character of the property is of sufficient merit to make the following exploration program a worthwhile undertaking to further advance the mineral potential of the property. The recommended program is in two phases and would cost an estimated $34,500.00 for Phase 1 and $82,750.00 for Phase 2. Both phases would be directed at evaluating both the base-metal (Zinc-Copper-Silver) potential of sulfide sections of the cherty iron formation, as well as Ni-sulfide mineralization which may be associated with komatiitic units in proximity to the iron formation.

     Phase 1 would secure AEM targets on adjacent land and employ an integrated geophysical program of magetics and transient electromagnetic (TEM) surveys. It is recommended that to better delineate the folded iron formation, a total field magnetometer survey be conducted over a grid of 0.63 mile-length, East-West lines at 320 feet intervals and along seven 1.9 miles-length North-South lines spaced at 320 feet intervals between 320 feet west and 1/2mile east of the North-South base line.

     It is also recommended to conduct a TEM survey. The TEM survey would cover the grid with three 0.63 miles square loops with internal survey lines at 330 feet intervals. The TEM survey is both less sensitive than other EM systems to EM coupling problems due to poor conductor orientation, and is better capable of defining and discriminating between potential base-metal (Zinc-Copper-Silver) volcanogenic massive sulfide sections (ie. Medium channel decays) of the iron formation and potential Ni-sulfide minerlization (ie. Late channel decays) associated with serpentized komatiitic units near the iron formation. Phase 1 would also include a thorough evaluation of the geophysical results and definition of any positive targets which should be recommended for follow-up with drilling to advance the mineral potential of the property.

     Phase 2 is conditional upon the definition of positive drill targets during Phase 1 and would comprise a 0.9 miles NQ-sized diamond drill program. NQ-sized holes are recommended (in preference to the slightly less expensive BQ-sized holes) both for their larger sample size and the greater stability for hole orientation. The latter point is important given the known local folding, which may increase hole deviation. Sulfidic sections of core should be split with half submitted for analysis for Zinc, Copper, Nickel and Cobalt.

COST  ESTIMATES
---------------

     The approximate costs to implement the recommendations presented for Phase 1 is $34,500.00 and for Phase 2 $82,750.00. The details of each phase and the associated costs are itemized below. Unit costs are current rates for Timmins based companies and individuals, and are expressed in American dollars.

PHASE  1

Claim Staking:          20 units (as 2 blocks 4x2 and 4x3) @ $69/unit     $1,380
Line  cutting:          36.3  miles @ $331/mile                         $ 12,020
Magnetometer Survey:     33 miles  @ $110/mile                         $   3,630
Transient  EM  (TEM) Survey:     14 days @ $907/mile                    $ 12,700
Geophysical Interpretation:  4 days @ $450/day                         $   1,800
                                                                        --------
                                                        Sub  Total     $  31,530
                                                Contingency  11.9%     $   2,970
                                                                         -------
                                                        Total          $  34,500
                                                                       =========

PHASE  2

Drilling:              5000  feet  @  $11/foot                         $  55,000
                       Ancillary  costs  (20%)                         $  10,700
Supervision  &  Logging:  30  days  @ $270/day                         $   8,100
Report  Preparation:     10  days  @  $270/day                         $   2,700
                                                                        --------
                                                         Sub-Total     $  76,500
                                                 Contingency  9.5%     $   6,250
                                                                        --------
                                                        Total          $  82,750
                                                                       =========

     The Company does not have the funds to either start or finish Mr. Waychison's recommendations. To have the funds available the Company will either accept advances from its directors or officers, obtain institutional funding or issue some of its capital stock. At present the Company has made no arrangements to do any of these three methods of fund raising.

COMPANY'S  MAIN  PRODUCT

The Company's main product is the sale of commercial and precious minerals that can be extracted once the mineral property has been explored. Since the property has yet to be explored by the Company there is no guarantee any ore body will ever be found.

COMPANY'S  EXPLORATION  FACILITIES

     The Company has no plans to construct a mill or smelter on the QUINCY claim until an ore body of reasonable worth is found (which may be never).

While in the exploration phase, the crew of the Company will be living in the town of Timmins due to its close proximity to QUINCY claim and to avoid building any permanent facilities.

RECENT  EXPLORATION  WORK  BY  THE  COMPANY  ON  THE  TIMMINS  MINERAL  CLAIM

     In May 1999, the Quincy claim block was laid out and staked to encompass prospective ground in the center of English Township. The objective, for the prospecting program, is to re-locate old showings, old workings or geological structures of merit to determine whether further mineral exploration is warranted.


Waychison explored a large section of the claim noting various outcrops and anomalies. The actual cost of prospecting the claim was $1,900 which will be applied to maintain the claim in good standing until May 31, 2001. On June 1, 2001, the Company restaked the mineral claims in order to maintain them in good standing until May 31, 2002.

RISK  INHERENT  IN  MINERAL  PROPERTIES

     The  Company  and  its  shareholders  are  aware  of  the  following risks:

1.     NO  KNOWN  ORE  BODY

The QUINCY claim does not contain a known body of commercial ore and, therefore, any program conducted on these properties would be an exploratory search for ore. An ore body may never be found on the property.

2.     EXPENDITURES  MAY  NEVER  FIND  AN  ORE  BODY

There is no certainty any expenditures made in the exploration of the Quincy claim will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

3.     FUNDS  FOR  EXPLORATION  MIGHT  NOT  BE  AVAILABLE

Resource exploration is a speculative business in that a company might not be able to raise any funding subsequent to the initial capital.

4.     INSIGNIFICANT  MINERAL  DEPOSIT

The Company might discover a mineral deposit which might not be the size and grade to ensure profitability when mined. It requires a certain number of tones and grade of the ore to ensure profitable operations and if these two factors are not present the Company will not be able to proceed.

5.     MARKETING  FACTORS  BEYOND  THE  CONTROL  OF  THE  COMPANY

The marketability of any minerals acquired or discovered may be affected by factors beyond the control of the Company. For example, fluctuations of the price of commercial minerals, the nearest to the claim of milling facilities, governmental regulations, cost of labor and equipment, taxes and quotas on production and selling, etc. Any of these factors will have an impact on the Company's operations and its profitability.

6.     COMPETITION  WITHIN  THE  MINING  INDUSTRY

Competition within the mining industry is very competitive. The Company will have to compete with other companies who are better known and have more available funds. The Company might find it difficult to obtain financing or stake properties of merit.

7.     MINING  INVOLVES  A  HIGH  DEGREE  OF  RISK.

Mining operations generally involve a high degree of risk. Hazards such as unusual or unexpected formations and other conditions are involved. The Company may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or which it may not elect to insure. The payment of such liabilities may have a material, adverse effect on the Company's financial position.

8.     ENVIRONMENTAL  CONCERNS

Prior to commencing mining operations on any of its properties, the Company must meet certain environmental requirements. Compliance with these requirements may prove to be difficult and expensive. The Company might be liable for pollution if it does not adhere to the requirements. Environment concerns relate to the use and supply of water, the animal life in the area, fish living in the streams, the need to cut timber and removal of overburden; being the soil above the hard rock. No building or fixtures of any form can be erected without the prior approval of the district inspector for Ontario. The cost and effect of adhering to the environment requires are unknown to the Company at this time and cannot be reasonably estimated.

9.     TITLE  TO  THE  CLAIM.

While the Company has obtained the usual industry standard title reports with respect to the Quincy claim, this should not be construed as a guarantee of title. This property may be subject to prior unregistered agreements or transfers or native land claims and title may be affected by undetected defects. Certain of the claims may be under dispute and resolving of a dispute may result in the loss of all of such property or a reduction in the Company's interest therein.

10.     CONFLICT  OF  INTEREST

Some of the Directors of the Company are also directors and officers of other companies and conflicts of interest may arise between their duties as directors of the Company and as directors, officers of other companies. Even with full disclosure by all the directors and officers, the Company cannot insure that it will receive fair and equitable treatment in every transaction.

11.     QUALIFICATION  ON  GOING  CONCERN  BY  THE  AUDITORS

The Company's auditors, in the audited financial statements attached to this Form 10-SB, has qualified their audit opinion on whether the Company will be able to raise sufficient funds to complete its objectives and, if not, indicates that the Company might not be able to continue as a going concern. Without adequate future financing the Company might cease to operate.

12.     NO  SURVEY  HAS  BEEN  PERFORMED

The QUINCY claim has never been surveyed and, accordingly, the precise location of the boundaries of the property and ownership of mineral rights on specific tracts of land comprising the property may be in doubt.

13.     CONCENTRATION  OF  OWNERSHIP  BY  MANAGEMENT.

The management of the Company, either directly or indirectly, owns 4,000,000 shares. It might be difficult for any one shareholder to solicit sufficient votes to replace the existing management. Therefore, any given shareholder may never have a voice in the direction of the Company.

14.     MINING  EXPERIENCE  BY  MANAGEMENT

Other than Adam Smith, none of the other directors of the Company has had any mining experience.

L.     OTHER  MINERAL  PROPERTIES

     The Company has not found any other mineral properties either for staking or purchasing but will seek other mineral properties during the next year so to diversify its holding since, the Company does not presently have the financial capacity to do so. Any staking and/or purchasing of mineral properties may involve the issuance of substantial blocks of the Company's shares. The Company has no intentions of purchasing for cash or other considerations any mineral properties from its officers and/or directors.

EMPLOYEES


     As at July 31, 2001, the Company did not have any employees either part time or full time. Initially the Company does not wish to bear the burden of carrying full time employees especially during periods when it is difficult to work on the property due to weather conditions.



     The executive officers identified the Quincy claim, incorporating the Company, obtaining the assistance of professionals as needed, identifying potential investors to contribute the initial "seed capital", coordinating various filing requirements and other matters normally performed by the executive officers without any compensation. The Company has given recognition in the financial statements for the period ended April 30, 2001 to this contribution by expensing $12,000 for services of the President and crediting capital contribution for a like amount.


     The Company is not a party to any employment contracts or collective bargaining agreements. The Ontario area has a relatively large pool of people experienced in exploration of mineral properties; being mainly geologists and mining consultants. In addition, there is no lack of people who have experience in working on mineral properties either as laborers or prospectors. Initially the Company will use independent workers and consultants on a part time basis.

COMPETITION

     In Canada there are numerous mining and exploration companies, both big and small. All of these mining companies are seeking properties of merit and availability of funds. The Company will have to compete against such companies to acquire the funds to develop its mineral claim. The availability of funds for exploration is sometimes limited and the Company might find it difficult to compete with larger and more well-known companies for capital. Even though the Company has the rights to the mineral on its claim there is no guarantee it will be able to raise sufficient funds in the future to maintain its mineral claim in good standing. Therefore, if the situation occurs that it does not have sufficient funds for exploration the claim might lapse and be staked by other mining interests. The Company might be forced to seek a joint venture partner to assist in the development of its mineral claim. In this case, there is the possibility that the Company might not be able to pay its proportionate share of the exploration costs and might be diluted to an insignificant carried interest.

     Even when a commercial viable ore body is discovered, there is no guarantee competition in refining the ore will not exist. Other companies may have long term contracts with refining companies thereby inhibiting the Company's ability to process its ore and eventually market it. At this point in time the Company does not have any contractual agreements to refine any potential ore it might discover on its mineral claim.

     The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies. Success will largely be dependent  on  the  Company's  ability  to attract talent from the mining field.
There is no assurance that the Company's mineral expansion plans will be realized.

ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
                  OR  PLAN  OF  OPERATION

     The discussion contained in this Item 2 is "forward looking" in that actual work performed on the Company's mineral property may differ from the recommended work program as set forth in the geological report dated October 28, 1999 by William Waychison, P. Geo. Factors that could cause the work program to differ are described throughout this Form.

PLAN  OF  OPERATION

     To date the Company has concentrated on the QUINCY claim. In the future, the Company will seek to investigate other mining properties to determine which ones are of merit and are of interest to the Company. Subject to the availability of financing, the Company will seek to increase its inventory of mineral properties and, if acceptable to management, enter into joint venture agreements to develop various other mineral properties of merit. (See Part 1,
Item 1 - "Description of the Business"). The Company will seek to generate such funds through the sale of securities and/or institutional financing. If an underwriter can be found, a public offering of common stock will be considered; alternatively the Company will seek to raise funds through a private offering of securities to an institutional buyer or through a registered broker dealer.
The Company does not presently have any financing arranged for nor has any underwriter yet expressed interest in such an offering, and there can be no assurance that an underwriter can be found on terms acceptable to the Company. In the absence of such financing, the Company may be unable to put its plans into effect.

LIQUIDITY  AND  CAPITAL  RESOURCES


     As at April 30, 2001, the Company had Nil of assets, and $7,670 of liabilities of which $156 is due to the President of the Company. The cash equivalent as at April 30, 2001 was $Nil.


     The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the QUINCY claim and has made no commitments to acquire any asset of any nature.


     Operational and administrative expenses of the Company for 2001 are projected to be approximately $6,050 which will comprise audit ($1,500), filing fees with regulatory authorities -Edgar ($1,800), transfer agent's fees ($2,000) and miscellaneous ($750). The QUINCY claim is in good standing until May 31, 2001 and, if warranted, the Company need not spend any money on its claim until that date. As mentioned elsewhere in this Form, the Quincy claim was allowed to expire and subsequently restaked on June 1, 2001 by the Company. The current cash position is not sufficient to pay the above noted expenses but, if required, the officers and directors can advance additional funds to the Company.



     Since May 5, 1999, the date of inception, the Company has incurred the following expenses:
          Audit  and  accounting               (i)             $  7,050
          Bank  Charges                       (ii)                  178
          Consulting                         (iii)                1,000
          Filing  fees                        (iv)                1,424
          Geology  report                      (v)                1,950
          Incorporation  costs  written-off   (vi)                  670
          Management  fee                    (vii)               12,000
          Office  and  miscellaneous        (viii)                  794
          Rent                                (ix)                7,200

          Staking  costs                       (x)                1,105
          Telephone                           (xi)                2,400
          Transfer  agent's  fees            (xii)                3,836
          Travel  expenses                  (xiii)                2,313
                                                                  -----

               Total  expenses  for  the  period              $  41,920
                                                               ========



(i)     Audit  and  accounting  -  $7,050

The Company had its financial statements audited as at April 30, 2000 and 2001, as attached to this Form 10-SB. In addition, the Company prepared quarterly reports for the periods ended July 31, October 31, 2000 and January 31, 2001. The accounting and preparation of a working paper files for submission to the auditors were prepared by the Company's Accountant.

(ii)     Bank  changes  -  $178

Monthly service charges for operating the account as charged by the Bank of Montreal.


(iii)     Consulting-  $1,000

The Company incurred various costs associated with the preparation of corporate minutes, filings with Internal Revenue Services, and other required corporate documents.


(iv)     Filing  fees  -  $1,424

Filing  fees were incurred in filing the Form 10-SB and various Form 10Q-SB with
the  SEC  using  the Edgar program.   The Company has used providers of Edgar to
undertake  its  actual  filings.

(v)     Geology  report  -  $1,950

The Company engaged the services of William Waychison, P. Geo., to write a report to the Company detailing the mineralization on the Quincy claim and recommending a future work program. This report was completed on October 28, 1999 and has been summarized in this Form under the heading of "Exploration of QUINCY Claim."

(vi)     Incorporation  costs  written-off  -  $670

The Company has treated the cost of incorporation as a period cost and has written it off as an expense in the current period rather than capitalize it and amortization it over a period of time.

(vii)     Management  fee  -  $12,000

The Company has not paid any fees to its directors or officers during the current period. Nevertheless, the Company realizes that there is a cost involved in the directors and officers devoting time and effort to the affairs of the Company. Therefore, a management fee of $12,000has been expensed and credited to capital contribution during the current period.

(viii)     Office  and  miscellaneous  -  $793

Office and miscellaneous expense represents the printing of cheques for use by the Company, photocopying and fax charges.

(ix)     Rent  -  $7,200

The Company uses the personal residents of the Secretary Treasurer of the Company as an office. No charge has been incurred by the Company. Nevertheless, the Company recognizes that there is a cost to using an office and therefore has expensed $7,200 and credited to capital contribution a similar amount.

(x)     Staking  costs  -  $1,105

The Company engaged the services of Frank Renaudat to stake the QUINCY claim in the Timins area of Ontario.

(xi)     Telephone  -  $2,400

The Company has not incurred any telephone charges to date. Nevertheless, the Company recognizes the fact that there is a telephone cost to operating a business and therefore has expensed $1,200 with an offsetting credit to capital contribution. This expense was determined on the fair market value of operating  a  telephone  line  and  for  an  eleven  month  period.

(xii)     Transfer  agent's  fees  -  $3,836,



Transfer agent's fees comprise $2,400 as the annual fee paid to maintain an account with the transfer agent and $1,436 for preparation and issuance of share certificates. The Company has treated for accounting purposes the annual fee of $1,200 for the year 2001 as a period cost and has written it off in the current period rather than amortizing it over the entire year.

(xiii)     Travel  Expenses-$2,313

The Company has increased costs in having its management and consultants arrange for the staking of the Quincy claim and other related travel expenditures.


     Management estimates that the current funds on hand will not be sufficient to allow the Company to undertake an exploration activities on the Quincy claim. The funds required over the next several months will be for filing fees, accounting and general office expenses. Nevertheless, the Company will have to raise additional fund to remain as a going concern.

     The only three methods available to the Company to obtain further funding are as follows:

a) Advances from its directors and officers sufficient to enable the Company to undertake some, but not all, of the recommendations set forth by Mr. Waychison. No commitment on the part of the directors or officers has been made to date;
b) Obtain institutional financing based on the personal guarantees of the Company's officers and directors. The directors and officers have not considered this method at the present time; and
c) Insurance of the common stock of the Company either to existing shareholders or to the general public. No plans at the present time has made to obtain funding from this source.

     Management does not believe the Company's operations have been materially affected by inflation.

ITEM  3.          DESCRIPTION  OF  PROPERTY

     The Quincy claim consists of one 16 unit metric claim (986 acres) situated within the English Township mining camp, 28 miles due south of Timmins, Ontario. The property is 100% owned by the Company.

     The Quincy claim is situated in a generally flat terrain. The property ranges from an elevation of 15 to 30 feet. The entire property, being situated on the Canadian Shied, is considered northern territory, characterized by long cold winters and short warm to hot summers. There are creeks that flow through the property and gravel roads which allow an easier access to the property.

OFFICES


     The  Company's  executive  offices  are  located  in  1327 Arbutus Street,
Vancouver, British Columbia, Canada. The office is located in the personal residence of the President of the Company. There is no charge to the Company for office but an imputed charge of $3,600 has been expensed during the current period with an offsetting entry to capital contribution. The Company realizes it will require an office once it has started exploration work on the Quincy claim, but has yet to choose the office's location.


INCORPORATION  IN  THE  STATE  OF  NEVADA

     The Company incorporated in the State of Nevada rather than British Columbia because of tax reasons. For example, both the Federal and Provincial Governments impose tax on any profits made. This corporate tax could range as high as 51% of net income. In addition the Province of British Columbia has an annual capital tax based on the number of shares outstanding. By having a Nevada-based company, the Company, if its ex-provincially incorporates in British Columbia, will only be subject to a 15% withholding tax as set forth in the Canada/US Tax Treaty.

OTHER  PROPERTY

The Company does not own any other property other than the rights to the minerals located on the Quincy claim.


ITEM  4.          SECURITY  OWNERSHIP  OF  CERTAIN
          BENEFICIAL  OWNERSHIP  AND  MANAGEMENT

SECURITIES  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS


     The following table sets forth certain information with respect to the beneficial ownership of each person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of July 31, 2001.





(1)                            (2)                         (3)             (4)
Title                   Name and Address            Amount and Nature    Percent
of                        of Beneficial               of Beneficial         of
Class                         Owner                Ownership(1),(2) (3)  Class(2)
--------------  ---------------------------------  --------------------  --------
                ADAM SMITH
                1327 Laburnum Street
                Vancouver, British Columbia
Common Shares.  Canada, V6J 2W4                              1,000,000      9.97%

                GORDON KRUSHNISKY
                1088 Ferguson Road
                Delta, British Columbia
Common Shares.  Canada, V4L 1X1                              3,000,000     29.92%

                KEN RANDOMSKY
                840 - 15355 - 24th Avenue
                White Rock, British Columbia
Common Shares.  Canada, V4A 2H9                                550,000      5.49%

                Michael Dacunaha
                PO 93079 Willowbrooke
                Langley, British Columbia
Common Shares.  Canada, V3A 9H2                                545,000      5.44%

                MARION SEPT
                19188 - 84th Avenue
                Surrey, British Columbia
Common Shares.  Canada, V4N 3G5                                540,000      5.38%


                ANITA WOLFE
                4364 Woodcrest Road
                West Vancouver, British Columbia
Common Shares.  Canada, V75 2W1                                535,000      5.33%

                KLAUS VAN EYK
                68-5850, 177B Street
                Surrey, British Columbia
Common Shares.  Canada, V3S 4J6                                530,000      5.28%

                CHARLENE ABRAHAMS
                9248 203rd
                Surrey, British Columbia
Common Shares.  Canada, V1M 2M9                                525,000      5.23%






(1)     As  of  July  31,  2001 there were 10,026,500 common shares outstanding.
Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2) Under Rule 13-d under the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.

(3) These shares are restricted since they were issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and / or Regulation "S". There are "stock transfer" instructions placed against these certificates and a legend has been imprinted on the stock certificates themselves.



SECURITY  OWNERSHIP  OF  MANAGEMENT


     The following table sets forth certain information with respect to the beneficial ownership of each officer and director, and of all directors and executive officers as a group as of July 31, 2001.







(1)                  (2)                      (3)            (4)
Title          Name and Address        Amount and Nature   Percent
of              of Beneficial            of Beneficial        of
Class               Owner               Ownership(1),(2)   Class(2)
-------  ----------------------------  ------------------  --------
         Adam Smith
         1327 Laburnum Street
Common.  Vancouver, British Columbia
Shares.  Canada, V6J 2W4                       1,000,000      9.97%

         Gordon Krushnisky
         1088 Ferguson Road
Common.  Delta, British Columbia
Shares.  Canada, V4L 1X1                       3,000,000     29.92%

Common.  Directors and Officers as a
Shares.  Group                                 4,000,000     39.89%





(1)     As  of  July  31,  2001 there were 10,026,500 common shares outstanding.
Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)   Under  Rule  13-d under the Exchange Act, shares not outstanding but
subject  to  options,        warrants, rights, conversion privileges pursuant to
which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of the directors or officers have any options, warrants, rights or conversion privileges outstanding.

(3) Adam Smith is President and a Director and Gordon Krushnisky is Secretary Treasurer and Director of the Company. Their stock is restricted since it was issued in compliance with the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended.


ITEM  5.          DIRECTORS,  EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS  AND  EXECUTIVE  OFFICERS


     The Company's directors and executive officers, as of May 31, 2001, are listed in the table below. Directors are elected at the Company's annual meeting of stockholders. They hold office until their successors are elected and qualified. The Company's officers, responsible to the Board of Directors, are appointed annually by the Board.





                                                 Term as
                                                 Director
Name                         Position Held       Expires
----------------------  -----------------------  --------
Adam Smith. . . .       President and Director       2001

                        Secretary Treasurer and
Gordon Krushnisky       Director                     2001





     ADAM SMITH, 40, was educated at the University of British Columbia where he obtained a Bachelor of Arts degree in Philosophy before undertaking the Canadian Securities Course. Mr. Smith became employed with Georgia Pacific Securities Ltd., a local firm of stock brokers, where he administered various retail accounts. He left the brokerage house and became an analyst for Groom Capital Advisory Inc. until 1996 when he became a self employed financial consultant. His public company experience comprises of Palladium Resources Inc., an Alberta Stock Exchange listed public company, where he was the president. During this same period of time he was a director of two Vancouver Stock Exchange public companies; Novadex International Inc. and Pacific Falcon Resources Ltd. His experience with OTC Bulletin Board companies comprised of being President and Direcotr of Goldking Resources Inc. He is no longer a director or officer of Goldking Resources Inc.

     GORDON KRUSHNISKY, 35, upon graduation from high school undertook various courses in computer system technology from Vancouver Vocational Institute. After graduation in 1984 he became partners with his brother in International Laser Games, a private British Columbia incorporated company. His responsibilites included equipment upgrading and maintenance. In 1997 he became a computer analyst for London Drug Stores Ltd. and now has been promoted to Assistant Manager - Computer Departments.


     Although Adam Smith and Gordon Krushnisky do not work full time for the Company, they plan to devote whatever time is required once the mineral property has an exploration program ready for its development. The President of the Company will spend approximately 25 hours a month on administrative and planning for the Company's future exploration program while the Secretary Treasurer will work for on 15 hours per month to prepare corporate documents. Once development of the QUINCY claim takes place, the President and Secretary Treasurer will find that their hours each month will increase although they will be relying upon mining professionals to do undertake the exploration program on behalf of the Company.


     None of the directors or officers are related to each other and are not related to any person under consideration for nomination as a director or appointment as an executive officer.


     As noted above Raymond Miller passed away in September 2000 and no other individual has been appointed as a director to date.


ITEM  6.          EXECUTIVE  COMPENSATION

     None of the Company's executive officers have received compensation since the Company's inception.


     The following table sets forth compensation paid or accrued by the Company during the period ended July 31, 2001 to the Company's President, Director and Secretary Treasurer.

                   SUMMARY COMPENSATION TABLE (2000 AND 2001)

                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
Annual  Compensation                      Awards                     Payouts
--------------------                      ------                     -------





(a)                    (b)      (c)      (e)        (f)         (g)       (h)        (i)
                                        Other   Restricted                        All other
                                       Annual      stock     Options/     LTIP     compen-
Name and Princi-                        Comp.     awards        SAR     payouts     sation
Pal position           Year   Salary     ($)        ($)         (#)       ($)        ($)
--------------------  ------  -------  -------  -----------  ---------  --------  ----------
Adam Smith
President and. . . .   1999-
     Director. . . .    2001      -0-      -0-          -0-        -0-       -0-         -0-

Gordon Krushnisky
Secretary Treasurer.   1999-
  and Director . . .    2001      -0-      -0-          -0-        -0-       -0-         -0-

Raymond Miller . . .   1999-
Director . . . . . .    2000      -0-      -0-          -0-        -0-       -0-         -0-






There has been no compensation given to any of the Directors or Officers during 1999, 2000 and 2001. There are no stock options outstanding as at July 31, 2001 and no options have been granted in 2001, but it is contemplated that the Company may issue stock options in the future to officers, directors, advisers and future employees.


COMPENSATION  OF  DIRECTORS

     Members  of  the  Board  of  Directors do not receive cash compensation for
their  services  as  Directors.   Directors  are  not  presently  reimbursed for
expenses  incurred  in  attending  Board  meetings.


ITEM  7.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company has never before filed a prospectus specified under Section 10(a) of the Securities Act of 1933 at this time. The Company raised funds from its officers and directors relatives, friends and business associates as more fully described below.

SHARES  ISSUED  TO  DIRECTORS  AND  OFFICERS

     Adam Smith, President, 1,000,000 shares at $0.001 per share for cash consideration.

     Gordon Krushnisky, Secretary Treasurer and Director, 1,000,000 shares at $0.001 per share for cash consideration.

     Raymond Miller, Director, 2,000,000 shares at a price of $0.001 per share for cash consideration.


     The above share issues are restricted since they were issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amendedThere are "stop transfer" instructions placed against this stock and a legend is imprinted on each stock certificate.

SHARES  ISSUED  TO  OTHER  SHAREHOLDERS


     On or about July 27, 1999, the Company issued the following shares to individuals, other than directors and officers, contained in the list noted below for the consideration of $0.001 per share. All shares were paid for in
cash.   These  shares  were  issued  in  accordance  with  the  exemption  from registration provided by Rule 504 of Regulation D of the Securities Act of 1933, as amended and Regulation "S".\






                           NUMBER OF
SHAREHOLDER                 SHARES
-------------------------  ---------
       Anita Wolfe. . . .    535,000
       Mike Thachuk . . .    455,000
       Doris O'Brien. . .    500,000
       Marion Sept. . . .    540,000
       Mavis E. Shaw. . .    480,000
       Ken Radomsky . . .    550,000
       Klaus Van Eyk. . .    530,000
       Ray Levesque . . .    450,000
        Michael Dacunaha.    545,000
       Charlene Abrahams.    525,000
       Auggneethe Quashie    500,000
       E. Del Thachuk . .    390,000





     The director and officer of the Company have contributed and continue to contribute time, office space, telephone, and other expenses, without compensation or reimbursement. The Company has given recognition to this contribution by including in expenses and crediting capital surplus the following amounts:


               Management  fees               $  12,000
               Rent                               7,200
               Telephone                          2,400
                                                 ------
                                                $21.600
                                                 ======



     Adam Smith is a director, officer and stockholder of another company which is seeking a quotation on the Pink Sheets in the United States. Therefore, conflicts of interest may arise between his duty as director of the Company and as a director and an officer of other companies. All such possible conflicts will be disclosed and the directors concerned will govern himself in respect thereof to the best of his ability in accordance with the obligations imposed on him under the laws of the State of Nevada.


     All officers and the director are aware of their fiduciary responsibilities under corporate law, especially insofar as taking advantage, directly or indirectly, of information or opportunities acquired in their capacities as officers and director of the Company. Any transaction with officers or directors will only be on terms consistent with industry standards and sound business practice in accordance with the fiduciary duties of those persons to the Company, and depending upon the magnitude of the transactions and the absence of any disinterested board members, the transactions may be submitted to the shareholders for their approval in the absence of any independent board members.


     The President of the Company has advanced money to the Company for general working capital in the amount of $156.


     The  above  noted  advance  is  on  a  demand  basis and bears no interest.

     The two directors are prepared to advance other money to the Company for an exploration program on the Quincy claim. Such commitment would not exceed $50,000 since any exploration program initially would not incur this cost. If the Company is unable to raise further money from the issuance of its capital stock or institutional investors and the directors are unwilling to advance further funds subsequent to the above noted advancement, then the Company will not be able to operate as a going concern and might cease to exist.


     The Company has not entered into any transactions with a related party and does not intend to do so in the immediate future. It is the intention of the Company to deal with third parties in all its acquisitions of properties.

REPORTS  TO  SECURITY  HOLDERS

     Prior to filing this Form 10-SB, the Company has not been required to deliver annual reports. To the extent that the Company is required to deliver annual reports to security holders through its status of a reporting company, the Company shall deliver annual reports. Also, to the extent the Company is required to deliver annual reports by the rules or regulations of any exchange upon which the Company's shares are traded, the Company shall deliver annual reports. If the Company is not required to deliver annual reports, the Company will not go to the expense of producing and delivering such reports. If the Company is required to deliver annual reports, they will contain audited financial statements as required.



     The public may read and copy any material of the Company files with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).


ITEM  8.          DESCRIPTION  OF  SECURITIES


     The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per
share.   As  at  July  31,  2001,  10,026,500  shares  were  outstanding.



COMMON  STOCK

     Each holder of record of the Company's common stock is entitled to one vote per share in the election of the Company's directors and all other matters submitted to the Company's stockholders for a vote. Holders of the Company's common stock are also entitled to share ratably in all dividends when, as, and if declared by the Company's Board of Directors from funds legally available therefore, and to share ratably in all assets available for distribution to the Company's stockholders upon liquidation or dissolution, subject in both cases to any preference that may be applicable to any outstanding preferred stock. There are no preemptive rights to subscribe to any of the Company's securities, and no conversion rights or sinking fund provisions applicable to the common stock.

     Neither the Company's Articles of Incorporation nor its Bylaws provide for cumulative voting. Accordingly, persons who own or control a majority of the shares outstanding may elect all of the Board of Directors, and persons owning less than a majority could be foreclosed from electing any.

OPTIONS  OUTSTANDING

     There are no outstanding options. It is the intention of the Board of Directors to grant stock options to directors, officers and future employees at some time in the future. At the present time no consideration has been given to the granting of stock options.

                                     PART 11

ITEM  1.          MARKET  PRICE  OF  AND  DIVIDENDS  ON  THE  COMPANY'S
          COMMON  EQUITY  AND  OTHER  STOCKHOLDER  MATTERS

MARKET  INFORMATION

     The Company's stock is not presently traded or listed on any public market. Upon effectiveness of the Company's registration statement under the Securities Exchange Act of 1934, it is anticipated one or more broker dealers may make a market in its securities over-the-counter, with quotations carried on the National Association of Securities Dealers, Inc.'s "OTC Bulletin Board".


     There is no established market price for the shares. There are no common shares subject to outstanding options or warrants or securities convertible into common equity of the Company. Each share certificate has the appropriate legend affixed thereto. There are no shares being offered to the public and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.


HOLDERS


     There are 38 record holder of the Company's common stock as at July 31. 2001. Three of these shareholders are current directors and officers.


DIVIDENDS

     The  Company has never paid cash dividends on its common stock and does not
intend  to  do  so in the foreseeable future.   The Company currently intends to
retain  any  earnings  for  the  operation  and  expansion  of  its  business.

TRANSFER  AGENT

     The Company's transfer agent is Nevada Agency & Trust Co., 50 West Liberty Street, Suite 880, Reno, Nevada, 89501.

ITEM  2.          LEGAL  PROCEEDINGS

     There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM  3.          DISAGREEMENT  WITH  ACCOUNTANTS  AND
                  FINANCIAL  DISCLOSURE


     From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to April 30, 2001 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

ITEM  4.          RECENT  SALES  OF  UNREGISTERED  SECURITIES


     From inception through to July 31, 2001, the Company has issued and sold the following unregistered shares of its common stock (the aggregated value of all such offerings did not exceed US$1,000,000):


(i)     Subscription  for  shares  by  Directors  and  Officers  of  the Company

        a.     Subscription  for  shares  by  current  directors  and  officers


     On June 17, 1999 the Company issued to its President, Adam Smith, 1,000,000 common shares, to its Secretary Treasurer, Gordon Khrushnisky, 1,000,000 common shares and issued to Raymond Miller, a Director, 2,000,000 common shares at $0.001 per share. Mr. Miller died in September 2000, Prior to his death, he sold all of his 2,000,000 shares to Gordon Krushnisky for a $5,000 note payable on February 4, 2002.




     The shares issued to the present directors and officers are restricted since they were issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. There are "stop transfer" instructions placed against this certificate and a legend has been imprinted on the stock certificate itself.


(ii)     Subscription  for  6,000,000  shares


     On July 26, 1999, the Company accepted subscriptions from twelve investors in the amount of 6,000,000 shares at a price of $0.001 per share. In all cases the consideration was cash. These shares were issued in accordance with the exemption from registration provided by Rule 504 and / or Regulation "S".


     Subscription  for  26,500  shares


     On August 15, 1999, the Company accepted subscriptions from twenty-three investors in the amount of 26,500 shares at a price of $0.10 per share. In all cases the consideration was cash. These shares were issued in accordance with the exemption from registration provided by Rule 504 of Regulation D of the Securities Act of 1933, as amended, and / or Regulation "S".



ITEM  5.          INDEMNIFICATION  OF  DIRECTORS  AND  OFFICERS

     The Articles of Incorporation contain provisions which, in substance, eliminate the personal liability of the Board of Directors and officers of the Company and its shareholders from monetary damages for breach of fiduciary duties as directors to the extent permitted by Nevada law. By virtue of these provisions, and under current Nevada law, a director of the Company will not be personally liable for monetary damages for breach of fiduciary duty, except liability for:

a.     breach  of  his  duties of loyalty to the Company or to its shareholders;

b.     acts  or  omissions  not  in  good  faith  or  that  involve  intentional
       misconduct  or  a  knowing    violation  of  law;

c. dividends or stock repurchase or redemptions that are unlawful under Nevada law; and

d. any transactions from which he or she receives an improper personal benefit.

     These provisions pertain only to breaches of duty by individuals solely in the capacity as directors, and not in any other corporate capacity, such as an officer, and limit liability only for breaches of fiduciary duties under Nevada law and not for violations of other laws (such as Federal securities laws). As a result of these indemnifications provisions, shareholders may be unable to recover monetary damages against directors for actions taken by them that constitute negligence or gross negligence or that are in violation of their duties, although it maybe possible to obtain injunctive or other equitable relief with respect to such actions.

     The inclusion of these indemnification provisions in the Company's By-laws may have the effect of reducing the likelihood of derivation litigation against directors, and may discourage or deter shareholders or management from bringing lawsuit action, if successful, might otherwise benefit the Company or its shareholders.

     The Company will be entering into separate indemnification agreements with its directors and officers containing provisions that provide for the maximum indemnification allowed to directors and officers under Nevada law and the Company, among other obligations, to indemnify such directors and officers against certain liabilities that may arise by reason of their status as directors and officers, other than liabilities arising from willful misconduct of a culpable nature, provided that such persons acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interest of the Company and, in the case of criminal proceeding, had no reasonable cause to believe that his conduct was unlawful. In addition, the indemnification agreement provides generally that the Company will, subject to certain exceptions, advance the expenses incurred by director and officers as a result of any proceedings against them as to which they may be entitled to indemnifications. The Company believes these arrangements are necessary to attract and retain qualified persons as directors and officers.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in such act, and is therefore unenforceable.

                                    PART F/S

                              FINANCIAL STATEMENTS

     The  following  financial  statements  are  filed  with  this  Form  10-SB:






                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants. . .  . . . . . . . . .    39
Financial Statements Quincy Resources, Inc.
      Balance Sheet as at April 30, 2001. . . . . . . .  . . . . . . . . .    40

        Statement of Operations for the Year Ended April 30, 2001 and the Period
      from May 5, 1999 to April 30, 1999 and the period
        Statement of Changes in Stockholders' Equity for the Period from
      May 5, 1999 (Date of Inception) to April 30, 2001. .   . . . . . . .    42
        Statement of Cash Flows for the Year Ended April 30, 2001 and the Period
      from May 5, 1999 to April 30, 1999 and the Period
      of Inception) to April 30, 2001. . . . . . . . . . . . . . . . . . .    43
        Notes to Financial Statements  . . . . . . . . . . . . . . . . . .    44
        Auditors' letter. . . . . . .  . . . . . . . . . . . . . . . . . .    47

ANDERSEN  ANDERSEN & STRONG, L.C.                 941 East 3300 South, Suite 220
---------------------------------                 Salt Lake City, Utah, 84106
                                                  Telephone 801-486-0096
                                                  Fax 801-486-0098

Certified  Public  Accountants  and  Business  Consultants
Member  SEC  Practice  Section  of  the  AICPA

Board  of  Directors
Quincy  Resources,  Inc.
Vancouver  B.  C.  Canada


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have audited the accompanying balance sheet of Quincy Resources, Inc. (exploration stage company) at April 30, 2001 and the statement of operations, stockholders' equity, and cash flows for the year ended April 30, 2001 and the period from May 5, 1999 (date of inception) to April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quincy Resources, Inc. at April 30, 2001, and the results of operations, stockholders' equity and cash flows for the year ended April 30, 2001 and the period May 5, 1999 to April 30, 2000 and the period from May 5, 1999 (date of inception) to April 30, 2001, in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the exploration stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt  Lake  City, Utah                         /s/  "Andersen Andersen & Strong"
 June  15,  2001

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                                 APRIL 30, 2001






ASSETS

CURRENT ASSETS
     Cash. . . . . . . . . . . . . . . . . . . . . .  $           -
                                                      --------------

            Total Current Assets . . . . . . . . . .              -
                                                      --------------

MINERAL LEASES - Note 3. . . . . . . . . . . . . . .              -
                                                      --------------

                                                      $           -
                                                      ==============

LIABILITES AND STOCKHOLDRS' EQUITY

CURRENT LIABILITIES

        Accounts payable - related party . . . . . .  $         156
        Accounts payable . . . . . . . . . . . . . .          7,514
                                                      --------------

              Total Current Liabilities. . . . . . .          7,670
                                                      --------------

STOCKHOLDERS' EQUITY

Common stock

     200,000,000 shares authorized, at $0.001 par
     Value; 10,026,500 shares issued and outstanding         10,027

Capital in excess of par value . . . . . . . . . . .         24,223

Deficit accumulated during the exploration stage . .        (41,920)
                                                      --------------

Total Stockholders' Deficiency . . . . . . . . . . .         (7,760)
                                                      --------------

                                                      $           -
                                                      ==============






   The accompanying notes are an integral part of these financial statements.

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS
         FOR THE YEAR ENDED APRIL 30, 2001 AND THE PERIOD MAY 5, 1999 TO
 APRIL 30, 1999 AND THE PERIOD MAY 5, 1999 (DATE OF INCEPTION) TO APRIL 30, 2001






                    Apr. 30        Apr. 30         May 5, 1999 to
                     2001            2000          April 30, 2001
                  ---------      ----------      ----------------
REVENUE.          $      -       $       -       $             -

EXPENSES            17,862          24,058                41,920
                  ---------      ----------      ----------------

NET LOSS          $(17,862)      $ (24,058)      $       (41,920)
                  =========      ==========      ================






NET  LOSS  PER  COMMON  SHARE

     Basic          $    -       $       -
                    ======       =========


AVERAGE  OUTSTANDING  SHARES

     Basic       10,026,500      7,229,051
                 ==========      =========















   The accompanying notes are an integral part of these financial statements.

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE PERIOD MAY 5, 1999 (DATE OF INCEPTION)
                                TO APRIL 30, 2001


               CAPITAL  IN

                                         COMMON STOCK            EXCESS OF    ACCUMULATED
                                         ------------
                                            SHARES      AMOUNT   PAR VALUE      DEFICIT
                                         ------------  --------              -------------
BALANCE MAY 5, 1999 (date of inception)             -  $      -  $        -  $          -

Issuance of common stock for cash
  at $.001 - June 17, 1999. . . . . . .     4,000,000     4,000           -             -

Issuance of common stock for cash
  at $.001 - July 26, 1999. . . . . . .     6,000,000     6,000           -             -

Issuance of common stock for cash
  at $.10 - August 15, 1999 . . . . . .        26,500        27       2,623             -

Capital contribution - expenses -
    Related parties . . . . . . . . . .             -                10,800             -

Net operating loss for the period
   May 5, 1999 to April 30, 2000. . . .             -         -           -       (24,058)
                                         ------------  --------  ----------  -------------

BALANCE APRIL 30, 2000. . . . . . . . .    10,026,500    10,027      13,423       (24,058)

Contributions to capital - expenses
   related parties. . . . . . . . . . .             -         -      10,800             -

Net operating loss for the year
   Ended April 20, 2001 . . . . . . . .             -         -           -       (17,862)

Balance April 30, 2001. . . . . . . . .    10,026,500  $ 10,027  $   24,223  $    (41,920)
                                         ============  ========  ==========  =============













   The accompanying notes are an integral part of these financial statements.

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
         FOR THE YEAR ENDED APRIL 30, 2001 AND THE PERIOD MAY 5, 1999 TO
 APRIL 30, 1999 AND THE PERIOD MAY 5, 1999 (DATE OF INCEPTION) TO APRIL 30, 2001






CASH FLOWS FROM                                             APR 30          APR 30       MAY 5, 1999
OPERATING ACTIVITIES:                                        2001            2000       APR 30, 2001
                                                        ---------------  ------------  ---------------
Net loss . . . . . . . . . . . . . . . . . . . . . . .  $      (17,862)  $   (24,058)  $      (41,920)

Adjustments to reconcile net loss to
   net cash provided by operating
   activities:

    Change in accounts payable . . . . . . . . . . . .           6,495         1,175            7,670

    Capital contributions - expenses - related parties          10,800        10,800           21,600
                                                        ---------------  ------------  ---------------


Net Decrease in Cash From Operations . . . . . . . . .            (567)      (12,083)         (12,650)
                                                        ---------------  ------------  ---------------

CASH FLOWS FROM INVESTING
                 ACTIVITIES: . . . . . . . . . . . . .               -             -                -
                                                        ---------------  ------------  ---------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

     Proceeds from issuance of common stock. . . . . .               -        12,650           12,650
                                                        ---------------  ------------  ---------------

Net increase in Cash . . . . . . . . . . . . . . . . .               -           567                -

Cash at Beginning of Period. . . . . . . . . . . . . .             567             -                -
                                                        ---------------  ------------  ---------------

Cash at End of Period. . . . . . . . . . . . . . . . .  $            -   $       567   $            -
                                                        ===============  ============  ===============








SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES

Capital contributions - expenses - related parties    $ 10,800      $  10,800
                                                       =======        =======





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

Income  Taxes
-------------


On April 30, 2001, the Company had a net operating loss carry forward of $41,920. The tax benefit of $12,576 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires in 2021.


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

Capitalization  of  Mining  Claim  Costs
----------------------------------------

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

ANDERSEN  ANDERSEN & STRONG, L.C.                 941 East 3300 South, Suite 220
---------------------------------
Certified  Public  Accountants  and  Business  Consultants
Salt  Lake  City,  Utah,  84106
Member  SEC  Practice  Section  of  the  AICPA                        Telephone
801-486-0096
                                                            Fax  801-486-0098


                                                                    June 6, 2001

Board  of  Directors
Quincy  Resources,  Inc.


We have been engaged to audit the financial statements of the above Company for the period ended April 30, 2001. We are required to be independent according to standards ("Standards") established by the American Institute of Certified Public Accounts and within the meaning of the Securities Acts ("Acts") administered by the Securities and Exchange Commission.

With regards to independence, we hereby report that there are no relationships between our firm and any of our related entities and the above Company and its related entities that in our professional judgment may reasonably be thought to bear on independence. We, therefore, confirm that we are independent of the company within the meaning of the Acts and Standards.

                                   Sincerely,

                                //s//  "L.  R.  Andersen"

                                    PART 111


ITEM  1.          INDEX  TO  EXHIBITS

EXHIBIT
   NO.
------

(2)     Charter  and  By-Laws
        (a)     Articles  of  Incorporation  of QUINCY RESOURCES, INC.
        filed May 5, 1999       (filed  herewith,  page  50)
        (b)     Bylaws  (filed  herewith,  page  54)
(3)     Instruments  Defining  Rights  of  Securities  Holders
       (a)     Text  of  stock certificates for common stock (filed herewith, page 65)
(5)     Voting  Trust  Agreements
        None
(6)     Material  Contracts
        (a)     Not  made  in  the  ordinary  course  of  business
          (i) Transfer Agent and Registrar Agreement between Registrant and Nevada Agency & Trust Co., dated May 6, 1999 (filed herewith, page 66)
(10)    Consent  of  experts  and  counsel
        (i) Consent of Andersen Andersen & Strong, L.C., independent certified public accountants (filed herewith, page 69)
(11)    Statement  re  computation  of  per  share  earnings
                 Not  applicable
(16)    Letter  of  change  in  certifying  accountant
                 Not  applicable
(21)    Subsidiaries  of  the  Registrant
                 Not  applicable
(24)    Power  of  Attorney
                 Note
(27)    Financial  Data  Schedule  Worksheet  (filed  herewith,  page  69)
(99)    Addition  Exhibits
                 None

ITEM  2.          DESCRIPTIONS  OF  EXHIBITS

                         [Attached, pages 50 through 72]

                                   SIGNATURES



     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         QUINCY  RESOURCES,  INC
                                             (the  Company)


                                   by     /s/"Adam  Smith"
                                          ----------------
                                            Adam  Smith
                                      President  and  Director



                                   Dated:    August  13,  2001

                            ARTICLES OF INCORORATION
                                                               EXHIBIT NO. 2 (A)
                                       OF

                             QUINCY RESOURCES, INC.

                                  *  *  *  *  *

               The undersigned, acting as incorporator, pursuant to the provisions of the laws of the State of Nevada relating to private corporations, hereby adopts the following Articles of Incorporation:

          ARTICLE  ONE.  [NAME].  The  name  of  the  corporation  is:

                             QUINCY RESOURCES, INC.


                      ARTICLE  TWO.   [RESIDENT  AGENT].   The initial agent for
                      ------------
service of process is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, City of Reno, County of Washoe, State of Nevada 89501.


                                     ARTICLE  THREE.    [PURPOSES].   The
                                     --------------
purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America, and without limiting the generality of the foregoing, specifically:

            1.    [OMNIBUS]  .    To  have  to  exercise  all  the powers now or
hereafter         conferred by the laws of the State of Nevada upon corporations organized pursuant to the laws under which the corporation is organized and any and all acts amendatory thereof and supplemental thereto.

           11. [CARRYING ON BUSINESS OUTSIDE STATE). To conduct and carry on its business or any branch thereof in any state or territory of the United States or in any foreign country in conformity with the laws of such state, territory, or foreign country, and to have and maintain in any state, territory, or foreign country a business office, plant, store or other facility.

            111. [PURPOSES TO BE CONSTRUED AS POWERS] . The purposes specified herein shall be construed both as purposes and powers and shall be in no wise limited or restricted by reference to, or inference from, the terms of any other clausein this or any other article, but the purposes and powers specified in each of the clauses herein shall be regarded as independent purposes and powers, and the enumeration of specific purposes and powers shall not be construed to limit or restrict in any manner the meaning of general terms or of the general powers of the corporation; nor shall the expression of one thing be deemed to excludeanother,  although  it  be  of  like  nature  not  expressed.

                      ARTICLE  FOUR.  [CAPITAL  STOCK].   The  corporation shall
                      -------------
have authority to issue an aggregate of TWO HUNDRED MILLION (200,000,000) Common Capital Shares, PAR VALUE ONE MILL ($0.001)
per  share  for  a  total  capitalization  OF  TWO  HUNDRED  THOUSAND
DOLLARS  ($200,000).

                      The holders of shares of capital stock of the corporation shall not be entitled to pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or hereafter be authorized to issue.

                      The corporation's capital stock may be issued and sold from time to time for such consideration as may be fixed by the Board of Directors, provided that the consideration so fixed is not less than par value.

                      The stockholders shall not possess cumulative voting rights at all shareholders meetings called for the purpose of electing a Board of Directors.

                           ARTICLE  FIVE.    [DIRECTORS].   The   affairs   of
                           -------------
the
corporation  shall be governed by a Board of Directors of no more than eight (8)
nor less than one (1) person.      The names and addresses of the first Board of
Director  are:

     NAME                              ADDRESS
     ----                              -------

     Adam  Smith                       1327  Laburnum  Street
                                       Vancouver,  British  Columbia
                                       Canada,  V6J  2W4

                              ARTICLE  SIX.    [ASSESSMENT  OF  STOCK].    The
                              -------------
capital stock of the corporation, after the amount of the subscription price or par value has been paid in, shall not be subject to pay debts of the corporation, and no paid up stock and no stock issued as fully paid up shall ever be assessable or assessed.

                       ARTICLE  SEVEN.   [INCORPORATOR].      The  name  and
address  of  the  incorporator  of  the  corporation  is  as  follows:
     NAME                         ADDRESS
     ----                         -------

     Amanda  Cardinalli          50  West  Liberty  Street,  Suite  880
                                 Reno,  Nevada  89501

                       ARTICLE  EIGHT.  [PERIOD  OF  EXISTENCE].   The period of
                       --------------
existence  of  the  corporation  shall  be  perpetual.

                       ARTICLE  NINE.  [BY-LAWS].     The initial By-laws of the
                       -------------
corporation shall be adopted by its Board of Directors. The power to alter, amend, or repeal the By-laws, or to adopt new By-laws, shall be vested in the Board of Directors, except as otherwise may be specifically provided in the By-laws.

                       ARTICLE TEN.     [STOCKHOLDERS' MEETINGS].        Meeting
                       -----------
of  stockholders  shall  be  held  at  such place within or without the State of

Nevada as may be provided by the By-laws of the corporation. Special meetings of the stockholders may be called by the President or any other executive officer of the corporation, the Board of Directors, or any member thereof, or by the record holder or holders of at least ten percent (10%) of all shares entitled to vote at the meeting. Any action otherwise required to be taken at a meeting of the stockholders, except election of directors, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by stockholders having at least a majority of the voting power.

                        ARTICLE  ELEVEN  .     [CONTRACTS  OF  CORPORATION].
                        ---------------
No contract or other transaction between the corporation and any other corporation, whether or not a majority of the shares of the capital stock of such other corporation is owned by this corporation, and no act of this corporation shall in any way be affected or invalidated by the fact that any of the directors of this corporation are pecuniarily or otherwise interested in, or are directors or officers of such other corporation. Any director of this corporation, individually, or any firm of which such director may be a member, may be a party to, or may be pecuniarily or otherwise interested in any contract or transaction of the corporation; provided, however, that the fact that he or such firm is so interested shall be disclosed or shall have been known to the Board of Directors of this corporation, or a majority thereof; and any director of this corporation who is also a director or officer of such other corporation, or who is so interested, may be counted in determining the existence of a quorum at any meeting of the Board of Directors of this corporation that shall authorize such contract or transaction, and may vote thereat to authorize such contract or transaction, with like force and effect as if he were not such director or officer of such other corporation or not so interested.

                   ARTICLE.TWELVE.      [LIABILITY  OF  DIRECTORS  AND
                   --------------
OFFICERS]. No director or officer shall have any personal liability to the corporation or its stockholders for damages for breach of fiduciary duty as a director or officer, except that this Article Twelve shall not eliminate or limit the liability of a director or officer for (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of dividends in violation of the Nevada Revised Statutes.

               IN WITNESS WHEREOF, the undersigned incorporator has hereunto affixed her signature at Reno, Nevada this 4th day of May, 1999.

                              by          /s/  "Amanda  Cardinalli"
                                     ------------------------------
                                     AMANDA  CARDINALLI
STATE  OF  NEVADA          }
                         :  SS.
COUNTY  OF  WASHOE          }



                   On the 4th day of May, 1999, before me, the undersigned, a NOTARY PUBLIC in and for the State of Nevada, personally appeared AMANDA CARDINALLI, known to me to be the person described in and who executed the foregoing instrument, and who acknowledged to me that she executed the same freely and voluntarily for the uses and purposes therein mentioned.

                           IN  WITNESS  WHEREOF, I have hereunto set my hand and
affixed  my  official  seal  the  day  and  year  first  above  written.

                                by         /s/   "Margaret  Oliver"
                                       ----------------------------
                              NOTARY  PUBLIC
Residing  in  Reno,  Nevada
My  Commission  Expires:
October  10,  2002
------------------

                                     BY LAWS
                                                               EXHIBIT NO. 2 (B)
                                       OF

                             QUINCY RESOURCES, INC.

                              A NEVADA CORPORATION

                                    ARTICLE I
                                    ---------

                                     OFFICES

SECTION 1. The registered office of this corporation shall be in the City of Reno, State of Nevada.

SECTION 2. The Corporation may also have offices at such other places both within and without the State of Nevada as the Board of Directors may from time to time determine or the business of the corporation may require.

                                    ARTICLE 2
                                    ---------

                            MEETINGS OF STOCKHOLDERS

SECTION 1. All annual meetings of the stockholders shall be held at the registered office of the corporation or at such other place within or without the State of Nevada as the Directors shall determine. Special meetings of the stockholders may be held at such time and place within or without the State of Nevada as shall be stated in the notice of the meeting, or in a duly executed waiver of notice thereof.

 SECTION 2. Annual meetings of the stockholders shall be held on the anniversary date of incorporation each year if not a legal holiday and, and if a legal holiday, then on the next secular day following, or at such other time as may be set by the Board of Directors from time to time, at which the stockholders shall elect by vote a Board of Directors and transact such other business as may properly be brought before the meeting.

SECTION 3. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Articles of Incorporation, may be called by the President or the Secretary, by resolution of the Board of Directors or at the request in writing of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose of the proposed meeting.

SECTION 4. Notices of meetings shall be in writing and signed by the President or Vice-President or the Secretary or an Assistant Secretary or by such other person or persons as the Directors shall designate. Such notice shall state the purpose or purposes for which the meeting is called and the time and the place, which may be within or without this State, where it is to be held. A copy of such notice shall be either delivered personally to or shall be mailed, postage prepaid, to each stockholder of record entitled to vote at such meeting not less than ten nor more than sixty days before such meeting. If mailed, it shall be directed to a stockholder at his address as it appears upon the records of the corporation and upon such mailing of any such notice, the service thereof shall be complete and the time of the notice shall begin to run from the date upon which such notice is deposited in the mail for transmission to such stockholder. Personal delivery of any such notice to an officer of the corporation or association, or to any member of a partnership shall constitute delivery of such notice to such corporation, association or partnership. In the event of the transfer of stock after delivery of such notice of and prior to the holding of the meeting, it shall not be necessary to deliver or mail such notice of the meeting to the transferee.

SECTION 5. Business transactions at any special meeting of stockholders shall be limited to the purpose stated in the notice.

SECTION 6. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the Articles of Incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcements at the meeting, until a quorum shall be presented or represented. At such adjourned meetings at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified.

SECTION 7. When a quorum is present or represented at any meeting, the vote of the holders of 10% of the stock having voting power present in person or represented by proxy shall be sufficient to elect Directors or to decide any question brought before such meeting, unless the question is one upon which by express provision of the statute or of the Articles of Incorporation, a different vote shall govern and control the decision of such question.

SECTION 8. Each stockholder of record of the corporation shall be entitled at each meeting of the stockholders to one vote for each share standing in his name on the books of the corporation. Upon the demand of any stockholder, the vote for Directors and the vote upon any question before the meeting shall be by ballot.

SECTION 9. At any meeting of the stockholders any stockholder may be represented and vote by a proxy or proxies appointed by an instrument in writing. In the event that any such instrument in writing shall designate two or more persons to act as proxies, a majority of such persons present at the meeting, or, if only one shall be present, then that one shall have and may exercise all the powers conferred by such written instruction upon all of the persons so designated unless the instrument shall otherwise provide. No proxy or power of attorney to vote shall be voted at a meeting of the stockholders unless it shall have been filed with the Secretary of the meeting when required by the inspectors of election. All questions regarding the qualifications of voters, the validity of proxies and the acceptance of or rejection of votes shall be decided by the inspectors of election who shall be appointed by the Board of Directors, or if not so appointed, then by the presiding officer at the meeting.

SECTION 10. Any action which may be taken by the vote of the stockholders at a meeting may be taken without a meeting if authorized by the written consent of stockholders holding at least a majority of the voting power, unless the provisions of the statute or the Articles of Incorporation require a greater proportion of voting power to authorize such action in which case such greater proportion of written consents shall be required.

                                    ARTICLE 3
                                    ---------

                                    DIRECTORS

SECTION 1. The business of the corporation shall be managed by its Board of Directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the Articles of Incorporation or by these Bylaws directed or required to be exercised or done by the stockholders.

SECTION 2. The number of Directors which shall constitute the whole board shall be riot less than one and not more than eight. The number of Directors may from time to time be increased or decreased to not less than one nor more than eight by action of the Board of Directors. The Directors shall be elected at the annual meeting of the stockholders and except as provided in section 2 of this Article, each Director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders.

SECTION 3. Vacancies in the Board of Directors including those caused by an increase in the number of Directors, may be filed by a majority of the remaining Directors, though less than a quorum, or by a sole remaining Director, and each Director so elected shall hold office until his successor is elected at the annual or a special meeting of the stockholders. The holders of a two-thirds of the outstanding shares of stock entitled to vote may at any time peremptorily terminate the term of office of all or any of the Directors by vote at a meeting called for such purpose or by a written statement filed with the Secretary or, in his absence, with any other officer. Such removal shall be effective immediately, even if successors are not elected simultaneously and the vacancies on the Board of Directors resulting therefrom shall only be filled from the stockholders.

                           A  vacancy  or  vacancies  on  the Board of Directors
shall be deemed to exist in case of death, resignation or removal of any Director, or if the authorized number of Directors be increased, or if the stockholders fail at any annual or special meeting of stockholders at which any Director or Directors are elected to elect the full authorized number of Directors to be voted for at that meeting.

                            The  stockholders  may elect a Director or Directors
at any time to fill any vacancy or vacancies not filled by the Directors. If the Board of Directors accepts the resignation of a Director tendered to take effect at a future time, the Board or the stockholders shall have power to elect a successor to take office when the resignation is to become effective

                            No  reduction  of the authorized number of Directors
shall have the effect of removing any Director prior to the expiration of his term of office.

                                    ARTICLE 4
                                    ---------

                        MEETING OF THE BOARD OF DIRECTORS

SECTION 1. Regular meetings of the Board of Directors shall be held at any place within or without the State which has been designated from time to time by resolution of the Board or by written consent of all members of the Board. In the absence of such designation regular meetings shall be held at the registered office of the corporation. Special meetings of the Board may be held either at a place so designated or at the registered office.

SECTION 2. The first meeting of each newly elected Board of Directors shall be held immediately following the adjournment of the meeting of stockholders and at the place thereof. No notice of such meeting shall be necessary to the Directors in order legally to constitute the meeting, provided a quorum be present. In the event such meeting is not so held, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the Board of Directors.

SECTION 3. Regular meetings of the Board of Directors may be held without call or notice at such time and at such place as shall from time to time be fixed and determined by the Board of Directors.

SECTION 4. Special meetings of the Board of Directors may be called by the Chairman or the President or by the Vice-President or by any two Directors. Written notice of the time and place of special meetings shall be delivered personally to each Director, or sent to each Director by mail or by other form of written communication, charges prepaid, addressed to him at his address as it is shown upon the records or if not readily ascertainable, at the place in which the meetings of the Directors are regularly held. In case such notice is mailed or telegraphed, it shall be deposited in the postal service or delivered to the telegraph company at least forty-eight (48) hours prior to the time of the holding of the meeting. In case such notice is delivered or taxed, it shall be so delivered or taxed at least twenty-four (24) hours prior to the time of the holding of the meeting. Such mailing, telegraphing, delivery or taxing as above provided shall be due, legal and personal notice of such Director.

SECTION 5. Notice of the time and place of holding an adjourned meeting need not be given to the absent Directors if the time and place be fixed at the meeting adjourned.

SECTION 6. The transaction of any meeting of the Board of Directors, however called and noticed or wherever held, shall be as valid as though transacted at a meeting duly held after regular call and notice, if a quorum be present, and if, either before or after such meeting, each of the Directors not present signs a written waiver of notice, or a consent of holding such meeting, or approvals of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

SECTION 7. The majority of the authorized number of Directors shall be necessary to constitute a quorum for the transaction of business, except to adjourn as hereinafter provided. Every act or decision done or made by a majority of the Directors present at a meeting duly held at which a quorum is present shall be regarded as the act of the Board of Directors, unless a greater number be required by law or by the Articles of Incorporation. Any action of a majority, although not at a regularly called meeting, and the record thereof, if assented to in writing by all of the other members of the Board shall be as valid and effective in all respects as if passed by the Board in regular meeting.

SECTION 8. A quorum of the Directors may adjourn any Directors meeting to meet again at stated day and hour; provided, however, that in the absence of a quorum, a majority of the Directors present at any Directors meeting, either regular or special, may adjourn from time to time until the time fixed for the next regular meeting of the Board.

                                    ARTICLE 5
                                    ---------

                             COMMITTEES OF DIRECTORS

SECTION 1. The Board of Directors may, by resolution adopted by a majority of the whole Board, designate one or more committees of the Board of Directors, each committee to consist of two or more of the Directors of the corporation which, to the extent provided in the resolution, shall and may exercise the power of the Board of Directors in the management of the business and affairs of the corporation and may have power to authorize the seal of the corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be determined from time to time by the Board of Directors. The members of any such committee present at any meeting and not disqualified from voting may, whether or not they constitute a quorum, unanimously appoint another member of the Board of Directors to act at the meeting in the place of any absent or disqualified member. At meetings of such committees, a majority of the members or alternate members at any meeting at which there is a quorum shall be the act of the committee.

SECTION 2. The committee shall keep regular minutes of their proceedings and report the same to the Board of Directors.

SECTION 3. Any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting if a written consent thereto is signed by all members of the Board of Directors or of such committee, as the case may be, and such written consent is filed with the minutes of proceedings of the Board or committee.

                                    ARTICLE 6
                                    ---------

                            COMPENSATION OF DIRECTORS

SECTION 1. The Directors may be paid their expenses of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the corporation in any other capacity and receiving compensation therefore. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

                                    ARTICLE 7
                                    ---------

                                     NOTICES

SECTION 1. Notices to Directors and stockholders shall be in writing and delivered personally or mailed to the Directors or stockholders at their addresses appearing on the books of the corporation. Notices to Directors may also be given by fax and by telegram. Notice by mail, fax or telegram shall be deemed to be given at the time when the same shall be mailed.

SECTION 2. Whenever all parties entitled to vote at any meeting, whether of Directors or stockholders, consent, either by a writing on the records of the meeting or filed with the Secretary, or by presence at such meeting or oral consent entered on the minutes, or by taking part in the deliberations at such meeting without objection, the doings of such meeting shall be as valid as if had at a meeting regularly called and noticed, and at such meeting any business may be transacted which is not excepted from the written consent to the consideration of which no objection for want of notice is made at the time, and if any meeting be irregular for want of notice or such consent, provided a quorum was present at such meeting, the proceedings of said meeting may be ratified and approved and rendered likewise valid and the irregularity or defect therein waived by a writing signed by all parties having the right to vote at such meeting; and such consent or approval of stockholders may be by proxy or attorney, but all such proxies and powers of attorney must be in writing.

SECTION 3. Whenever any notice whatever is required to be given under the provisions of the statute, of the Articles of Incorporation or of these Bylaws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                                    ARTICLE 8
                                    ---------

                                    OFFICERS

SECTION 1. The officers of the corporation shall be chosen by the Board of Directors and shall be a President, a Secretary and a Treasurer. Any person may hold two or more offices.

SECTION 2. The Board of Directors at its first meeting after each annual meeting of stockholders shall choose a Chairman of the Board who shall be a Director, and shall choose a President, a Secretary and a Treasurer, none of whom need be Directors.

SECTION 3. The Board of Directors may appoint a Vice-Chairman of the Board, Vice-Presidents and one or more Assistant Secretaries and Assistant Treasurers and such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors.

SECTION 4. The salaries and compensation of all officers of the corporation shall be fixed by the Board of Directors.

SECTION 5. The officers of the corporation shall hold office at the pleasure of the Board of Directors. Any officer elected or appointed by the Board of Directors may be removed any time by the Board of Directors. Any vacancy occurring in any office of the corporation by death, resignation, removal or otherwise shall be filled by the Board of Directors.

SECTION  6.                 The  CHAIRMAN OF THE BOARD shall preside at meetings
                                 ---------------------
of the stockholders and the Board of Directors, and shall see that all orders and resolutions of the Board of Directors are carried into effect.

SECTION  7.                The VICE-CHAIRMAN shall, in the absence or disability
                               -------------
of the Chairman of the Board, perform the duties and exercise the powers of the Chairman of the Board and shall perform other such duties as the Board of Directors may from time to time prescribe.

SECTION  8.                The PRESIDENT shall be the chief executive officer of
                               ---------
the corporation and shall have active management of the business of the corporation. He shall execute on behalf of the corporation all instruments requiring such execution except to the extent the signing and execution thereof shall be expressly designated by the Board of Directors to some other officer or agent of the corporation.

SECTION  9.                 The VICE-PRESIDENTS shall act under the direction of
                                ---------------
the President and in absence or disability of the President shall perform the duties and exercise the powers of the President. They shall perform such other duties and have such other powers as the President or the Board of Directors may from time to time prescribe. The Board of Directors may designate one or more Executive Vice-Presidents or may otherwise specify the order of seniority of the Vice-Presidents. The duties and powers of the President shall descend to the Vice-Presidents in such specified order of seniority.

SECTION  10.                The  SECRETARY  shall act under the direction of the
                                 ---------
President. Subject to the direction of the President he shall attend all meetings of the Board of Directors and all meetings of the stockholders and record the proceedings. He shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and will perform other such duties as may be prescribed by the President or the Board of Directors.

SECTION  11.               The  ASSISTANT  SECRETARIES  shall  act  under  the
                                ----------------------
direction of the President. In order of their seniority, unless otherwise determined by the President or the Board of Directors, they shall, in the absence or disability of the Secretary, perform the duties and exercise the powers of the Secretary. They shall perform other such duties and have such other powers as the President and the Board of Directors may from time to time prescribe.

12.  SECTION                The  TREASURERshall  act  under the direction of the
                               -----------
President. Section Subject to the direction of the President he shall have custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all money and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of

Directors. He shall disburse the funds of the corporation as may be ordered by the President or the Board of Directors, taking proper vouchers for such disbursements, and shall render to the President and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Treasurer and of the financial condition of the corporation.

                             If  required  by  the  Board  of  Directors,  the
Treasurer shall give the corporation a bond in such sum and with such surety as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

SECTION  13.              The  ASSISTANT TREASURERS in order of their seniority,
                               --------------------
unless otherwise determined by the President or the Board of Directors, shall, in the absence or disability of the Treasurer, perform the duties and exercise the powers of the Treasurer. They shall perform such other duties and have such other powers as the President or the Board of Directors may from time to time prescribe.

                                    ARTICLE 9
                                    ---------

                              CERTIFICATES OF STOCK

SECTION 1. Every stockholder shall be entitled to have a certificate signed by the President or a Vice- President and the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary of the corporation, certifying the number of shares owned by him in the corporation. If the corporation shall be authorized to issue more than one class of stock or more that one series of any class, the designations, preferences and relative, participating, optional or other special rights of the various classes of stock or series thereof and the qualifications, limitations or restrictions of such rights, shall be set forth in full or summarized on the face or back of the certificate which the corporation shall issue to represent such stock.

SECTION 2. If a certificate is signed (a) by a transfer agent other than the corporation or its employees or (b) by a registrar other than the corporation or its employees, the signatures of the officers of the corporation may be facsimiles. In case any officer who has signed or whose facsimile signatures have been placed upon a certificate shall cease to be such officer before such certificate is issued, such certificate may be issued with the same effect as though the person had not ceased to be such officer. The seal of the corporation, or a facsimile thereof, may, but need not be, affixed to certificates of stock.

SECTION 3. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost or destroyed upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost or destroyed.

SECTION 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duty endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation, if it is satisfied that all provisions of the laws and regulations applicable to the corporation regarding transfer and ownership of shares have been compiled with, to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

SECTION 5. The Board of Directors may fix in advance a date not exceeding sixty (60) days nor less than ten (IO) days preceding the date of any meeting of stockholders, or the date of the payment of any dividend, or the date of the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, or a date in connection with obtaining the consent of stockholders for any purpose, as a record date for the termination of the stockholders entitled to notice of and to vote at any such meeting, and any adjournment thereof, or entitled to receive payment of any such
dividend,  or  to  give  such  consent,  and  in  the    such    case,   such
stockholders,  and  only  such  stockholders  as  shall  be  stockholders   of
record on the date so fixed, shall be entitled to notice of and to vote as such meeting, or any adjournment thereof, or to receive such payment of dividend, or to receive such allotment of rights, or to exercise such rights, or to give such consent, as the case may be, notwithstanding any transfer of any stock on the books of the corporation after such record date fixed as aforesaid.

SECTION 6. The corporation shall be entitled to recognize the person registered on its books as the owner of the share to be the exclusive owner for all purposes including voting and dividends, and the corporation shall not be bound to recognize any equitable or other claims to or interest in such shares or shares on the part of any -other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Nevada.

                                   ARTICLE 10
                                   ----------

                               GENERAL PROVISIONS

SECTION 1. Dividends upon the capital stock of the corporation, subject to the provisions of the Articles of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property or in shares of the capital stock, subject to the provisions of the Articles of Incorporation.

SECTION 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the Directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends or for repairing and maintaining any property of the corporation, or for such other purpose as the Directors shall think conducive to the interests of the corporation, and the Directors may modify or abolish any such reserve in the manner in which it was created.

SECTION 3. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

SECTION 4. The fiscal year of the corporation shall be fixed by resolution of the Board of Directors.

SECTION 5. The corporation may or may not have a corporate seal, as may be from time to time determined by resolution of the Board of Directors. If a corporate seal is adopted, it shall have inscribed thereon the name of the corporation and the words "Corporate Seal" and "Nevada". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or in any manner reproduced.

                                   ARTICLE 11
                                   ----------

                                 INDEMNIFICATION

     Every person who was or is a party or is a threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or a person of whom he is the legal representative is or was a Director or officer of the corporation or is or was serving at the request of the corporation or for its benefit as a Director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise, shall be indemnified and held harmless to the fullest legally permissible under the General Corporation Law of the State of Nevada from time to time against all expenses, liability and loss (including attorney's fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith. The expenses of officers and Directors incurred in defending a civil or criminal action, suit or proceeding must be paid by the corporation as they are incurred and in advance of the final disposition of the action, suit or proceeding upon receipt of an undertaking by or on behalf of the Director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified by the corporation. Such right of indemnification shall be a contract right which may be enforced in any manner desired by such person. Such right of indemnification shall not be exclusive of any other right which such Directors, officers or representatives may have or hereafter acquire and, without limiting the generality of such statement, they shall be entitled to their respective rights of indemnification under any bylaw, agreement, vote of stockholders, provision of law or otherwise, as well as their rights under this Article.

The Board of Directors may cause the corporation to purchase and maintain insurance on behalf of any person who is or was a Director or officer of the corporation, or is or was serving at the request of the corporation as a Director or officer of another corporation, or as its representative in a partnership, joint venture. trust or other enterprise against any liability asserted against such person and incurred in any such capacity or arising out of such status, whether or not the corporation would have the power to indemnify such person.

The Board of Directors may form time to time adopt further Bylaws with respect to indemnification and amend these and such Bylaws to provide at all times the fullest indemnification permitted by the General Corporation Law of the State of Nevada.

                                   ARTICLE 12
                                   ----------

                                   AMENDMENTS

SECTION 1. The Bylaws may be amended by a majority vote of all the stock issued and outstanding and entitled to vote at any annual or special meeting of the stockholders, provided notice of intention to amend shall have been contained in the notice of the meeting.

SECTION 2. The Board of Directors by a majority vote of the whole Board at any meeting may amend these Bylaws, including Bylaws adopted by the stockholders, but the stockholders may from time to time specify particulars of the Bylaws which shall not be amended by the Board of Directors.

APPROVED  AND  ADOPTED  MAY  6,  1999.

                          CERTIFICATE OF THE SECRETARY
                          ----------------------------

I, Gordon Krushnisky, hereby certify that I am the Secretary of QUINCY RESOURCES INC., and the foregoing Bylaws, consisting of 8 pages, constitute the code of Bylaws of this company as duly adopted at a regular meeting of the Board of Directors of the corporation held on May 6, 1999.

IN  WITNESS  WHEREOF,  I  have  hereunto  subscribed  my  name  on  May 6, 1999.

/s/  "Gordon  Krushnisky"
-------------------------
Gordon  Krushnisky  -  Secretary

                                                                    Exhibit 3(a)
                NOT VALID UNLESS COUNTERSIGNED BY TRANSFER AGENT
               INCORPORATED UNDER THE LAWS OF THE STATE OF NEVADA

                           SPECIMEN STOCK CERTIFICATES

NUMBER                                                   CUSIP  NO.  171788 10 2
                                                                          SHARES

                              QUINCY RESOURCES INC.

                  Authorized Common Stock:  200,000,000 Shares
                               Par Value:  $0.001

THIS  CERTIFIES  THAT

IS  THE  RECORD  HOLDER  OF

                 -Shares of QUINCY RESOURCES INC. Common Stock -

transferable  on  the  books  of the Corporation in person or by duly authorized
attorney  upon  surrender  of  this  Certificate  properly  endorsed.   This
Certificate is not valid until countersigned by the Transfer Agent and registered by the Registrar.

    Witness the facsimile seal of the Corporation and the facsimile of its duly authorized officers.

Dated:



          Secretary                              President





Not  valid  unless  countersigned  by  transfer  agent
                                        Countersigned  Registered:
                                     NEVADA  AGENCY  AND  TRUST  COMPANY
                                   50  WEST  LIBERTY  STREET,  SUITE  880
                                        RENO,  NEVADA,  89501

                                   By
                                            Authorized  Signature

                                                               EXHIBIT 6 (a) (i)

                     TRANSFER AGENT AND REGISITRAR AGREEMENT
                     ---------------------------------------

      THIS AGREEMENT made and entered into this 6th day of May, 1999, by and between:

NEVADA  AGENCY  AND  TRUST  COMPANY,  50  West  Liberty  Street,  Suite
880,  Reno,  Nevada  89501,  hereinafter  called  "TRANSFER  AGENT,"  and

QUINCY RESOURCES INC., 320-1100 Melville Street, Vancouver, B.C. V6E 4A6, a Nevada corporation, hereinafter called "COMPANY."

              NOW THEREFORE, for valuable consideration and the mutual promises herein contained, the parties hereto agree as follows, to wit:

      1. [APPOINTMENT OF TRANSFER AGENT] The COMPANY hereby appoints TRANSFER AGENT as the Transfer Agent and Registrar for the COMPANY'S Common Stock, commencing on this 6th day of May, 1999.

      2. [COMPANY'S DUTY] The COMPANY agrees to deliver to TRANSFER AGENT a complete up-to-date stockholder list showing the name of the individual stockholder, current address, the number of shares and the certificate numbers, it being specifically understood and agreed that the TRANSFER AGENT is not to be held responsible for any omissions or error, that may leave occurred prior to this Agreement whether on the part of the COMPANY itself or its previous transfer agent or agents. The COMPANY hereby agrees to indemnify TRANSFER AGENT in this regard.

       3. [STOCK CERTIFICATES] The COMPANY agrees to provide an adequate number of stock certificates to handle the COMPANY'S transfers oil a current basis. Upon receipt of TRANSFER AGENT'S request, the COMPANY agrees to furnish additional stock certificates as TRANSFER AGENT deems necessary considering the volume of transfers. The stork certificates shall be supplied at COMPANY'S cost. The TRANSFER AGENT agrees to order stock certificates from its printer upon request of the COMPANY.

      4. [TRANSFER AGENT DUTIES] TRANSFER AGENT agrees to handle the COMPANY'S transfers, record the same, and maintain a ledger, together with a file containing all correspondence relating to said transfers, which records shall be kept confidential and be available to the COMPANY and its Board of Directors, or to any person specifically authorized by the Board of Directors to review the records which shall be made available by TRANSFER AGENT during the regular business hours.

      5.    [TRANSFER  AGENT  REGISTRATION]   TRANSFER AGENT warrants that it is
registered  as  a  Transfer Agent with the United Stakes Securities and Exchange
Commission  under  the  Securities  Exchange  Act  of  1934,  as  amended.

      6.     [STOCKHOLIDER  LIST]           From  time to time, as necessary for
Company stockholders meeting or mailings, the TRANSFER AGENT will certify and make available to the current, active stockholders list for COMPANY purposes. it is agreed that a reasonable charge for supplying such list will be made by
TRANSFER AGENT to the COMPANY. It is further agreed that in the event the TRANSFER AGENT received a request or a demand from a stockholder or the attorney of agent for a stockholder, for a list of stockholders, the TRANSFER AGENT will serve notice of such request by certified mail to the COMPANY. The COMPANY will have forty-eight (48) hours to respond in writing to the TRANSFER AGENT. If the COMPANY orders the TRANSFER AGENT to withhold delivery of a list of stockholders as requested, the TRANSFER AGENT agrees to follow the orders of the COMPANY. The COMPANY will then follow the procedure set forth in the Uniform Commercial Code to restrain the TRANSFER AGENT from making delivery of a stockholders list.

      7. [TRANSFER FEE] TRANSFER AGENT agrees to assess and collect from the person requesting a transfer and/or the transferor, a fee of Fifteen and No/100 dollars ($15.OO) for each stock certificate issued, except original issues of stock or warrant certificates, which fees shall be paid by the COMPANY. This fee may be decreased or increased at any time by the TRANSFER
AGENT.  This  fee  shall  be  the  property  of  the  TRANSFER  AGENT.

      8. [ANNUAL FEE] The COMPANY agates to pay the TRANSFER AGENT an annual fee of TWELVE HUNDRED DOLLARS ($1,200.00) each year. This fee reimburses the TRANSFER AGENT for the expense and time required to respond to the written and oral inquiries from brokers and the investing public, as well as maintaining the transfer books and records of the corporation. The annual fee will be due on 1st of July of each year and is subject to annual review.

8       [TERMINATION]    This  Agreement may be terminated by either party given
written notice of such termination to the other party at least ninety (90) days before the effective date. The TRANSFER AGENT shall return all of the transfer records to the COMPANY and its duties and obligations as TRANSFER AGENT shall cease at that time. The TRANSFER AGENT will be paid a Termination Fee of $1.00 per registered stockholder of the Company at the time the written termination notice is served.

     I0. [COMPANY STA'I'US] The COMPANY will promptly advise the TRANSFER AGENT of any changes or amendments to the Articles of Incorporation, any significant changes in corporate status, changes in officers, etc., and of all changes in filing status with the Securities and Exchange Commission, or any state entity, and to hold the, TRANSFER AGENT harmless from its failure to do so.

      II-  [INDEMNIFICATION  OF  TRANSFER  AGENT]   The  COMPANY  agrees  to
indemnify and hold harmless the TRANSFER AGENT, from any and all loss, liability of damage, including reasonable attorneys' fees and expenses, arising out of, or resulting from the assertion against the TRANSFER AGENT of any claims, debts or obligations in connection with any of the TRANSFER AGENT'S duties as set forth in the Agreement, and specifically it is understood that the

TRANSFER AGENT shall have the right to apply to independent counsel at the COMPANY'S expense in following the COMPANY'S directions and orders.

    12. [COUNTERPARTS] This Agreement may be executed in any number of counterparts, each of which, when executed and delivered, shall be an original, but all such counterparts shall constitute one and the same instrument.

    13.  [NOTICE]      Any  notice  under this Agreement shall be deemed to have
been sufficiently given if sent by registered or certified mail, postage prepaid, addressed as follows:
               TO  THE  COMPANY:
          Gordon  Ross  Krushnisky
          QUINCY  RESOURCES  INC
          320-1100  Melville  Street
          Vancouver,  B.C.  V6E  4A6

          TO  THE  TRANSFER  AGENT:
          NEVADA  AGENCY  AND  TRUST  COMPANY
          50  West  Liberty  Street,  Suite  880  Reno,
          Nevada  89501

      14. [MERGER CLAUSE] This Agreement supersedes all prior agreements and understandings between the parties and may not be changed or terminated orally, and no attempted change, termination or waiver of any of the provisions hereof shall binding unless in writing and signed by the parties hereto.

      15.        [GOVERNING  LAW]    This  Agreement  shall  be  governed by and
construed  in  accordance  with  the  laws  of  the  State  of  Nevada.

   THIS AGREEMENT has been executed by the parties hereto as of the day and year 1st above written, by the duly authorized officer or officers of said parties, and the same will be binding upon the assigns and successors in interest of the parties hereto.

                         NEVADA  AGENCY  AND  TRUST  COMPANY
                         TRANSFER  AGENT

                         BY     /S/"AMANDA  CARDINALLI"
                            ---------------------------
                              AMANDA  CARDINALLI,  VICE  PRESIDENT

                         QUINCY  RESOURCES  INC.
                         COMPANY

                         BY    /S/  "GORDON  KHRUSNISKY"
                             ----------------------------
                                GORDON KHRUSHNISKY

                                                                      EXHIBIT 10

ANDERSEN  ANDERSEN  &  STRONG,  L.C.
------------------------------------
Certified  Public  Accountants  and Business Consultants
MEMBER  SEC  PRACTICE  SECTION  OF  THE  AICPA
                                                  941 East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801-486-0096




               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


QUINCY  RESOURCES,  INC.



We hereby consent to the use of our report dated June 15, 2001, for the period ended April 30, 2001 to be included in the form 10 in accordance with Section 12 of the Securities Exchange Act of 1934.






                                        /s/"Andersen"
                                        -------------
                                   Andersen  Andersen  and  Strong  L.L.C.



June  15,  2001
Salt  Lake  City,  Utah

                                                                      EXHIBIT 27

                           ARTICLE 5 OF REGULATION S-X
                       COMMERCIAL AND INDUSTRIAL COMPANIES
        FINANCIAL DATA SCHEDULE WORKSHEET FOR:     QUINCY RESOURCES INC.
                                                   ---------------------
                                     1 OF 2

   Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.
   Unless otherwise noted, all tags are required. A response is required for each item within the schedule. Use the value "0" (zero) if information is inapplicable, or unknown. Duplicates may not be used to state financial data except as indicated.
   To include a footnote, place a number in parentheses next to the value and provide the text of each corresponding footnote at the end of the worksheet form.


<PERIOD-TYPE> 12 MONTHS<PERIOD-TYPE>
                                                          ---------
(ARTICLE)                            5
(CIK)                                0001092619
(NAME)                               JMHVAQV8#
(MULTIPLER)                                                         1
(CURRENCY)                                                 US DOLLARS


(PERIOD-TYPE)                        12-MOS
(FISCAL-YEAR-END)                                       APRIL-30-2001
(PERIOD-START)                                            MAY-0501999
(PERIOD-END)                                            APRIL-30-2001
(EXCHANGE-RATE)                                                     1
(CASH)                                                              0
(SECURITIES)                                                        0
(RECEIVABLES)                                                       0
(ALLOWANCE)                                                         0
(INVENTORY)                                                         0
(CURRENT-ASSETS)                                                    0
(PP&E)                                                              0
(DEPRECIATION)                                                      0
(TOTAL-ASSETS)                                                      0
(CURRENT-IABILITES)                                           (7,670)
(BONDS)                                                             0
(PREFERRED-MANDATORY)                                               0
(PREFERRED)                                                         0
(COMMON)                                                     (34,250)
(OTHER-SE)                                                   (41,920)
(TOTAL-LIABLIITES-AND-EQUITY)                                       0
(SALES)                                                             0
(TOTAL-REVENUES)                                                    0
(CGS)                                                               0
(TOTAL-COSTS)                                                       0
(OTHER-EXPENSES)                                               41,920
(LOSS-PROVISION)                                                    0
(INTEREST-EXPENSE)                                                  0
(INCOME-PRETAX)                                                     0
(INCOME-TAX)                                                        0
(INCOME-CONTINUING)                                                 0
(DISCONTINUED)                                                      0
(EXTRAORDINARY)                                                     0
(CHANGES)                                                           0
(NET-INCOME)                                                 (41,920)
(EPS-BASIC)                                                         0
(EPS-DILUTED)                                                       0