Form 10QSB
period 2001-07-31
QUINCY RESOURCES INC
filed 2001-09-18
CIK 1092619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          July  31,  2001
                                            ---------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number          0-31501
                                  -------


                         QUINCY  RESOURCES  INC.
                         -----------------------
           (Exact  name  of  registrant  as  specified  in  charter)


          Nevada                                            98-0218264
          ------                                     --------------------
(State  or  other  jurisdiction of                       (I.R.S. Employer
incorporation  or  organization)                         Identification No.)

1327  Laburnum  Street
Vancouver,  BC,  Canada                                            V6J 2W4
-----------------------                                         --------------
(Address  of  principal executive offices)                        (Zip Code)

                                     250-736-7481
                           ----------------------------------
               Registrant's telephone number, including area code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  July  31,  2001
          ----------                    ------------------------------------
    Common  Stock,  $0.001  per  share                10,026,500

                                      INDEX




                                                                     PAGE
                                                                    NUMBER
PART 1.
            ITEM 1..  Financial Statements          .                    3

                      Balance Sheet as at July 31, 2001 and
                      April 30, 2001                                     4

                      Statement of Operations
                      For the three months ended July 31, 2001 and
                      2000 and for the period from May 5, 1999
                      (Date of Inception) to July 31, 2001               5

                      Statement of Cash Flows
                      For the three months ended July 31, 2001and
                      2000 and for the period from May 5, 1999
                      (Date of Inception) to July 31, 2001               6

                      Notes to Financial Statements       .              7

             ITEM 2.  Plan of Operations                                10

PART 11.

                      Signatures                                        11

PART  1  -  FINANCIAL  INFORMATION



ITEM  1.   FINANCIAL  STATEMENTS



The accompanying balance sheets of Quincy Resources Inc. (an exploration stage company) at July 31, 2001 and April 30, 2001 and the statement of operations and statement of cash flow for the three months ended July 31, 2001 and 2000, and for the period from May 5, 1999 (date of inception) to July 31, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2001, are not necessarily indicative of the results that can be expected for the year ending April 30, 2002.

                              QUINCY RESOURCES INC.
                           (Exploration Stage Company)

                                 BALANCE SHEETS

                        July 31, 2001 and April 30, 2001

                      (Unaudited - Prepared by Management)





                                                          July 31, 2001    April 30, 2001
                                                         ---------------  ----------------
ASSETS

CURRENT ASSETS

     Cash . . . . . . . . . . . . . . . . . . . . . . .  $           82   $             -
                                                         ---------------  ----------------
            Total Current Assets. . . . . . . . . . . .              82                 -

MINERAL LEASE - Note 3. . . . . . . . . . . . . . . . .               -                 -
                                                         ---------------  ----------------
                                                         $           82   $             -
                                                         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable - related party . . . . . . . . .           4,571               156
     Accounts payable . . . . . . . . . . . . . . . . .           8,457             7,514
                                                         ---------------  ----------------
         Total Current Liabilities. . . . . . . . . . .          13,028             7,670
                                                         ---------------  ----------------

STOCKHOLDERS' EQUITY

      Common stock
           200,000,000 shares authorized, at $0.001 par
           value; 10,026,500 shares issued and
           outstanding. . . . . . . . . . . . . . . . .          10,027            10,027
      Capital in excess of par value. . . . . . . . . .          26,923            24,223
      Deficit accumulated during the exploration
           Stage. . . . . . . . . . . . . . . . . . . .         (49,896)          (41,920)
                                                         ---------------  ----------------
          Total Stockholders' Deficiency. . . . . . . .         (12,946)           (7,670)
                                                         ---------------  ----------------

                                                         $           82   $             -
                                                         ===============  ================





     The accompanying notes are an integral part of these unaudited financial statements

                              QUINCY RESOURCES INC.
                           (Exploration Stage Company)
                             STATEMENT OF OPERATIONS
   For the three months ended July 31, 2001 and 2000, and for the period May 5,
                                      1999
                      (Date of Inception) to July 31, 2001

                      (Unaudited - Prepared by Management)





                              Three Months      Three Months
                             Ended July 31,    Ended July 31,    Inception to
                                  2001              2000        July 31, 2001
                            ----------------  ----------------  --------------
SALES. . . . . . . . . . .  $             -   $             -   $            -
                            ----------------  ----------------  --------------

GENERAL AND ADMINISTRATIVE
EXPENSES:

     Accounting. . . . . .              950              (325)           8,000
     Bank charges. . . . .               44                40              223
     Consulting. . . . . .                -                 -            1,000
     Edgar filing fees . .              459                 -            1,883
     Geology report. . . .                -                 -            1,950
     Incorporation costs .                -                 -              670
     Legal fees. . . . . .              465                 -              465
     Management fees . . .            1,500             1,500           13,500
     Office. . . . . . . .              534               169            1,328
     Rent. . . . . . . . .              900               900            8,100
     Staking fees. . . . .            2,902                 -            4,007
     Telephone . . . . . .              300               300            2,700
     Transfer agent. . . .              (78)              214            3,757
     Travel. . . . . . . .                -                 -            2,313
                            ----------------  ----------------  --------------

NET LOSS . . . . . . . . .  $         7,976   $         2,798   $       49,896
                            ================  ================  ==============

NET LOSS PER COMMON SHARE

     Basic . . . . . . . .  $             -   $             -
                            ================  ================

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .       10,026,500        10,026,500
                            ================  ================




     The accompanying notes are an integral part of these unaudited financial statements

                              QUINCY RESOURCES INC.
                         (An Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
For the three months ended July 31, 2001 and 2000 and for the period from May 5,
                    1999 (Date of Inception) to July 31, 2001

                      (Unaudited - Prepared by Management)





                                            Three Months
                                                Ended        Three Months Ended    Inception to
                                                            --------------------
                                            July 31, 2001      July 31, 2000       July 31, 2001
                                           ---------------  --------------------  ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

    Net loss. . . . . . . . . . . . . . .  $       (7,976)  $            (2,798)  $      (49,896)

    Adjustments to reconcile net loss to
       net cash provided by operating
       activities:

         Capital contribution - expense .           2,700                 2,700           24,300
         Increase in accounts payable -
              related party . . . . . . .           4,415                     -            4,571
         Increase in accounts payable . .             943                  (325)           8,457
                                           ---------------  --------------------  ---------------

             Net cash from operations . .              82                  (423)         (12,568)
                                           ---------------  --------------------  ---------------


CASH FLOWS FROM FINANCING
ACTIVITIES:

         Proceeds from issuance of common
              Stock . . . . . . . . . . .               -                     -           12,650
                                           ---------------  --------------------  ---------------

                                                        -                     -           12,650
                                           ---------------  --------------------  ---------------

Net Increase in Cash. . . . . . . . . . .              82                  (423)              82

Cash at Beginning of Period . . . . . . .               -                   567                -
                                           ---------------  --------------------  ---------------

CASH AT END OF PERIOD . . . . . . . . . .  $           82   $               144   $           82
                                           ===============  ====================  ===============





     The accompanying notes are an integral part of these unaudited financial statements

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 JULY  31,  2001

                      (Unaudited - Prepared by Management)

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


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On July 31, 2001, the Company had a net operating loss carry forward of $49,896. The tax benefit of $14,968 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires in 2022.

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

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2001

                      (Unaudited - Prepared by Management)

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

Financial  Instruments
----------------------

The carrying amounts of financial instruments including accounts payable are considered by management to be their estimated fair values.

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

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         JULY  31,  2001

                      (Unaudited - Prepared by Management)


3.     ACQUISITION  OF  MINERAL  LEASE

The Company acquired and staked an undeveloped mineral claim containing 16 units covering 256 hectares located in the Ferrier Creek area of the English Township in the Porcupine mining Division of Ontario, Canada approximately 50 kilometres south of the mining community of Timmins.

The Company restaked their claims on June 13, 2001, and the claims are now in good standing for another two years.

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

                          ITEM 2.   PLAN OF OPERATIONS


The Company is anticipating undertaking an exploration program during the the fall of 2001. It is in the process of reviewing its geology report to determine the extent of its field work. No decision has yet been made by the directors as to the extent of the work program.

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

                                     PART 11


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by he undersigned thereunto duly authorized.


                                                           QUINCY RESOURCES INC.


September  10,  2001                                   By     /s/  "Adam  Smith"
                                                              ------------------
                                                                Adam  Smith
                                                        President  and  Director