Form 10-Q
period 2001-10-31
QUINCY RESOURCES INC
filed 2002-02-25
CIK 1092619

13

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          October  31,  2001
                                            ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                      Outstanding  as  of  October  31,  2001
          ----------                    ---------------------------------------
  Common  Stock,  $0.001  per  share                    10,026,500

ANDERSEN  ANDERSEN  &  STRONG,  L.C.              941 EAST 3300 SOUTH, SUITE 202
------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS            SALT LAKE CITY,
                                                                      UTAH 84106
     MEMBER  SEC  PRACTICE  OF  AICPA

                                                        TELEPHONE  801  486-0096
                                                              FAX  801  486-0098


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The  Board  of  Directors
Quincy  Resources  Inc.

We have reviewed the balance sheet of the above Company (development stage company) as of October 31, 2001 and the related statement of operations and the statement of cash flows for the three and six months ended October 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                              Andersen  Andersen  and  Strong



Salt  Lake  City,  Utah
December  6,  2001

                                      INDEX




                                                                                          PAGE
                                                                                          NUMBER

PART 1.
   ITEM 1..      Financial Statements                                                        4

                 Balance Sheet as at October 31, 2001 and
                     April 30, 2001. . . . . . . . . . . . . . . .                           5

                 Statement of Operations
                     For the three  and six months ended October
                     31, 2001 and 2000 and for the period
                     from May 5, 1999 (Date of Inception) to
                     October 31, 2001. . . . . . . . . . . .                                 6

                 Statement of Cash Flows
                     For the six months ended October 31, 2001
                     and 2000 and for the period from May 5,
                     1999 (Date of Inception) to October 31,
                     2001                                                                    7

                 Notes to Financial Statements                                               8

   ITEM 2.       Plan of Operations                                                         11

PART 11.

                 Signatures                                                                 12

PART  1  -  FINANCIAL  INFORMATION



ITEM  1.   FINANCIAL  STATEMENTS



The accompanying balance sheets of Quincy Resources Inc. (an exploration stage company) at October 31, 2001 and April 30, 2001 and the statement of operations and statement of cash flow for the six months ended October 31, 2001 and 2000, and for the period from May 5, 1999 (date of inception) to October 31, 2001 have been prepared by the Company's management in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended October 31, 2001, are not necessarily indicative of the results that can be expected for the year ending April 30, 2002.

                              QUINCY RESOURCES INC.
                           (Exploration Stage Company)

                                 BALANCE SHEETS

                       October 31, 2001 and April 30, 2001

                      (Unaudited - Prepared by Management)





                                                         October 31, 2001    April 30, 2001
                                                         ------------------  ----------------
ASSETS

CURRENT ASSETS

     Cash . . . . . . . . . . . . . . . . . . . . . . .  $              68   $             -
                                                         ------------------  ----------------
            Total Current Assets. . . . . . . . . . . .                 68                 -

MINERAL LEASE - Note 3. . . . . . . . . . . . . . . . .                  -                 -
                                                         ------------------  ----------------
                                                         $              68   $             -
                                                         ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable - related party . . . . . . . . .              5,291               156
     Accounts payable . . . . . . . . . . . . . . . . .              9,149             7,514
                                                         ------------------  ----------------
         Total Current Liabilities. . . . . . . . . . .             14,440             7,670
                                                         ------------------  ----------------

STOCKHOLDERS' EQUITY

      Common stock
           200,000,000 shares authorized, at $0.001 par
           value; 10,026,500 shares issued and
           outstanding. . . . . . . . . . . . . . . . .             10,027            10,027
      Capital in excess of par value. . . . . . . . . .             29,623            24,223
      Deficit accumulated during the exploration
           stage. . . . . . . . . . . . . . . . . . . .            (54,022)          (41,920)
                                                         ------------------  ----------------
          Total Stockholders' Deficiency. . . . . . . .            (14,372)           (7,670)
                                                         ------------------  ----------------

                                                         $              68   $             -
                                                         ==================  ================





     The accompanying notes are an integral part of these unaudited financial statements

                              QUINCY RESOURCES INC.
                           (Exploration Stage Company)
                             STATEMENT OF OPERATIONS
For the three and six months ended October 31, 2001 and 2000, and for the period
               May 5, 1999 (Date of Inception) to October 31, 2001

                      (Unaudited - Prepared by Management)




                            Three               Three
                            Months              Months
                            Ended               Ended               Six Months               Six Months
                            October 31, 2001    October 31, 2000    Ended October 31, 2001   Ended October 31, 2000
                            ------------------  ------------------  -----------------------  -----------------------

SALES. . . . . . . . . . .  $               -   $               -   $                     -  $                     -
                            ------------------  ------------------  -----------------------  -----------------------

GENERAL AND ADMINISTRATIVE
EXPENSES:

     Accounting. . . . . .                950                 950                     1,900                      625
     Bank charges. . . . .                 20                  18                        64                       59
     Consulting. . . . . .                  -                   -                         -                        -
     Edgar filing fees . .                  -                   -                       459                        -
     Geology report. . . .                  -                   -                         -                        -
     Incorporation costs .                  -                   -                         -                        -
     Legal fees. . . . . .                  -                   -                       465                        -
     Management fees . . .              1,500               1,500                     3,000                    3,000
     Office. . . . . . . .                171                 116                       705                      284
     Rent. . . . . . . . .                900                 900                     1,800                    1,800
     Staking fees. . . . .                  -                   -                     2,902                        -
     Telephone . . . . . .                300                 300                       600                      600
     Transfer agent. . . .                285                   -                       207                      215
     Travel. . . . . . . .                  -                   -                         -                        -
                            ------------------  ------------------  -----------------------  -----------------------

NET LOSS . . . . . . . . .  $          (4,126)  $          (3,784)  $                12,102  $                 6,583
                            ==================  ==================  =======================  =======================

NET LOSS PER COMMON SHARE
     Basic . . . . . . . .  $               -   $               -   $                     -  $                     -
                            ==================  ==================  =======================  =======================

AVERAGE OUTSTANDING SHARES
     Basic . . . . . . . .           10026500            10026500                10,026,500               10,026,500
                            ==================  ==================  =======================  =======================




                            Inception to
                            October 31, 2001


SALES. . . . . . . . . . .  $               -
                            -----------------

GENERAL AND ADMINISTRATIVE
EXPENSES:

     Accounting. . . . . .              8,950
     Bank charges. . . . .                243
     Consulting. . . . . .              1,000
     Edgar filing fees . .              1,883
     Geology report. . . .              1,950
     Incorporation costs .                670
     Legal fees. . . . . .                465
     Management fees . . .             15,000
     Office. . . . . . . .              1,499
     Rent. . . . . . . . .              9,000
     Staking fees. . . . .              4,007
     Telephone . . . . . .              3,000
     Transfer agent. . . .              4,042
     Travel. . . . . . . .              2,313
                            -----------------

NET LOSS . . . . . . . . .  $          54,022
                            =================

NET LOSS PER COMMON SHARE
     Basic


AVERAGE OUTSTANDING SHARES
     Basic





     The accompanying notes are an integral part of these unaudited financial
                                   Statements

                              QUINCY RESOURCES INC.
                           (Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
  For the six months ended October 31, 2001 and 2000 and for the period from May
                                       5,
                  1999 (Date of Inception) to October 31, 2001

                      (Unaudited - Prepared by Management)





                                           Six Months
                                           Ended               Six Months Ended    Inception to
                                           October 31, 2001    October 31, 2000    October 31, 2001
                                           ----------------    ------------------  -----------------

CASH FLOWS FROM OPERATING
ACTIVITIES:

    Net loss. . . . . . . . . . . . . . .  $         (12,102)  $          (6,583)  $         (54,022)

    Adjustments to reconcile net loss to
       net cash provided by operating
       activities:

         Capital contribution - expense .              5,400               5,400              27,000
         Increase in accounts payable -
              related party . . . . . . .              5,135                   -               5,291
         Increase in accounts payable . .              1,635                 625               9,149
                                           ------------------  ------------------  ------------------

             Net cash from operations . .                 68                (558)            (12,582)
                                           ------------------  ------------------  ------------------


CASH FLOWS FROM FINANCING
ACTIVITIES:

         Proceeds from issuance of common
              stock . . . . . . . . . . .                  -                   -              12,650
                                           ------------------  ------------------  ------------------

                                                           -                   -              12,650
                                           ------------------  ------------------  ------------------

Net Increase in Cash. . . . . . . . . . .                 68                (558)                 68

Cash at Beginning of Period . . . . . . .                  -                 567                   -
                                           ------------------  ------------------  ------------------

CASH AT END OF PERIOD . . . . . . . . . .  $              68   $               9   $              68
                                           ==================  ==================  ==================





     The accompanying notes are an integral part of these unaudited financial statements

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               OCTOBER  31,  2001

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

Income  Taxes
-------------

On October 31, 2001, the Company had a net operating loss carry forward of $54,022. The tax benefit of $16,207 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires in 2022.

Basic  Net  Income  (Loss)  Per  Share
--------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 31, 2001

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

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER  31,  2001

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

                          ITEM 2.   PLAN OF OPERATIONS


The Company is anticipating undertaking an exploration program during the fall of 2001. It is in the process of reviewing its geology report to determine the extent of its field work. No decision has yet been made by the directors as to the extent of the work program.

At the present time, Quincy Resources Inc. does not have sufficient funds to undertake any exploration program on its property and therefore it will have to determine the best method of raising funds to accomplish its goals. To satisfy the need for funds the directors must consider whether to advance funds to the Company personally, obtain additional funding by way of bank loans supported by personal guarantees by the directors or to issue common shares of the Company. No decision has been made in this regard at the present time.

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


                                                           QUINCY RESOURCES INC.


November  19,  2001                         By     /s/  "Adam  Smith"
                                                   ------------------
                                                      Adam  Smith
                                               President  and  Director