Form 10QSB
period 2002-01-31
QUINCY RESOURCES INC
filed 2002-07-16
CIK 1092619

12

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          January  31,  2002
                                            ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  January  31,  2002
          ----------                    ---------------------------------------
        Common  Stock,  $0.001  per  share             10,026,500

                                      INDEX




                                                                   PAGE
                                                                  NUMBER
PART 1.
     ITEM 1..  Financial Statements                                  3

               Balance Sheet as at January 31, 2002 and
                   April 30, 2001. . . . . . . . . . . . . . . .     4

               Statement of Operations
                For the three  and nine months ended January
                   31, 2002 and 2001 and for the period
                   from May 5, 1999 (Date of Inception) to
                   January 31, 2002. . . . . . . . . . . .           5

               Statement of Cash Flows
                For the nine months ended January 31, 2002
                   and 2001 and for the period from May 5,
                   1999 (Date of Inception) to January 31,
                   2002                                              6

               Notes to Financial Statements       .. . . . . . .    7

     ITEM 2.   Plan of Operations                                   10

PART 11.

               Signatures . . . . . . . . . . . . . . . . . . .     11

PART  1  -  FINANCIAL  INFORMATION



ITEM  1.   FINANCIAL  STATEMENTS



The accompanying balance sheets of Quincy Resources Inc. (an exploration stage company) at January 31, 2002 and April 30, 2001 and the statement of operations and statement of cash flow for the nine months ended January 31, 2002 and 2001, and for the period from May 5, 1999 (date of inception) to January 31, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended January 31, 2002, are not necessarily indicative of the results that can be expected for the year ending April 30, 2002.

                              QUINCY RESOURCES INC.
                           (Exploration Stage Company)

                                 BALANCE SHEETS

                       January 31, 2002 and April 30, 2001

                      (Unaudited - Prepared by Management)





                                                         January 31, 2002    April 30, 2001
                                                         ------------------  ----------------
ASSETS

CURRENT ASSETS

     Cash . . . . . . . . . . . . . . . . . . . . . . .  $              57   $             -
                                                         ------------------  ----------------

                                                         $              57   $             -
                                                         ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable - related party . . . . . . . . .              6,016               156
     Accounts payable . . . . . . . . . . . . . . . . .             11,187             7,514
                                                         ------------------  ----------------
         Total Current Liabilities. . . . . . . . . . .             17,203             7,670
                                                         ------------------  ----------------

STOCKHOLDERS' EQUITY

      Common stock
           200,000,000 shares authorized, at $0.001 par
           value; 10,026,500 shares issued and
           outstanding. . . . . . . . . . . . . . . . .             10,027            10,027
      Capital in excess of par value. . . . . . . . . .             32,323            24,223
      Deficit accumulated during the exploration
           Stage. . . . . . . . . . . . . . . . . . . .            (59,496)          (41,920)
                                                         ------------------  ----------------
          Total Stockholders' Deficiency. . . . . . . .            (17,146)           (7,670)
                                                         ------------------  ----------------

                                                         $              57   $             -
                                                         ==================  ================





     The accompanying notes are an integral part of these unaudited financial statements

                              QUINCY RESOURCES INC.
                           (Exploration Stage Company)
                             STATEMENT OF OPERATIONS
For the three and nine months ended January 31, 2002 and 2001 and for the period
               May 5, 1999 (Date of Inception) to January 31, 2002

                      (Unaudited - Prepared by Management)




                                Three         Three
                                Months        Months      Nine Months    Nine Months
                                Ended         Ended          Ended          Ended       Inception to
                               January       January       January 31     January 31,      January
                              31, 2002       31, 2001       , 2002          2001          31, 2002
                            -------------  ------------  -------------  -------------    ------------
SALES. . . . . . . . . . .  $          -   $         -   $          -   $          -   $           -
                            -------------  ------------  -------------  -------------  --------------

GENERAL AND ADMINISTRATIVE
EXPENSES:

     Accounting. . . . . .           950           950          2,850          1,575           9,900
     Bank charges. . . . .            20            17             84             74             263
     Consulting. . . . . .             -             -              -              -           1,000
     Edgar filing fees . .           200         1,224            659          1,224           2,083
     Geology report. . . .             -             -              -              -           1,950
     Incorporation costs .             -             -              -              -             670
     Legal fees. . . . . .             -             -            465              -             465
     Management fees . . .         1,500         1,500          4,500          4,500          16,500
     Office. . . . . . . .           131            85            836            370           1,630
     Rent. . . . . . . . .           900           900          2,700          2,700           9,900
     Staking fees. . . . .             -             -          2,902              -           4,007
     Telephone . . . . . .           300           300            900            900           3,300
     Transfer agent. . . .         1,473         1,222          1,680          1,437           5,515
     Travel. . . . . . . .             -             -              -              -           2,313
                            -------------  ------------  -------------  -------------  --------------

NET LOSS . . . . . . . . .  $     (5,474)  $    (6,198)  $    (17,576)  $    (12,780)  $     (59,496)
                            =============  ============  =============  =============  ==============

NET LOSS PER COMMON SHARE
     Basic . . . . . . . .  $          -   $         -   $          -   $          -
                            =============  ============  =============  =============

AVERAGE OUTSTANDING SHARES
     Basic . . . . . . . .    10,026,500    10,026,500     10,026,500     10,026,500
                            =============  ============  =============  =============



     The accompanying notes are an integral part of these unaudited financial
                                   Statements

                              QUINCY RESOURCES INC.
                           (Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
          For the nine months ended January 31, 2002 and 2001 and
                            for the period from May 5,
                  1999 (Date of Inception) to January 31, 2002

                      (Unaudited - Prepared by Management)





                                            Nine Months   Nine Months
                                               Ended        Ended              Inception to
                                            January 31,    January 31,         January  31,
                                               2002          2001                   2002
                                           -------------  -------------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

    Net loss. . . . . . . . . . . . . . .  $    (17,576)  $          (12,780)  $     (59,496)

    Adjustments to reconcile net loss to
       net cash provided by operating
       activities:

         Capital contribution - expense .         8,100                8,100          29,700
         Increase in accounts payable -
              related party . . . . . . .         5,860                   85           6,016
         Increase in accounts payable . .         3,673                4,021          11,187
                                           -------------  -------------------  --------------

             Net cash from operations . .            57                 (574)        (12,593)
                                           -------------  -------------------  --------------


CASH FLOWS FROM FINANCING
ACTIVITIES:

         Proceeds from issuance of common
              stock . . . . . . . . . . .             -                    -          12,650
                                           -------------  -------------------  --------------

                                                      -                    -          12,650
                                           -------------  -------------------  --------------

Net Increase in Cash. . . . . . . . . . .            57                 (574)             57

Cash at Beginning of Period . . . . . . .             -                  567               -
                                           -------------  -------------------  --------------

CASH AT END OF PERIOD . . . . . . . . . .  $         57   $               (7)  $          57
                                           =============  ===================  ==============





     The accompanying notes are an integral part of these unaudited financial statements

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         JANUARY  31,  2002

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

Income  Taxes
-------------

On January 31, 2002, the Company had a net operating loss carry forward of $59,496. The tax benefit of $17,849 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires in 2022.

Basic  Net  Income  (Loss)  Per  Share
--------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2002

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

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         JANUARY  31,  2002

                      (Unaudited - Prepared by Management)


3.     ACQUISITION  OF  MINERAL  LEASE

The Company acquired and staked an undeveloped mineral claim containing 16 units covering 256 hectares located in the Ferrier Creek area of the English Township in the Porcupine mining Division of Ontario, Canada approximately 50 kilometres south of the mining community of Timmins.

The Company restaked their claims on June 13, 2001, and the claims are now in good standing until June 13, 2003.

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

                          ITEM 2.   PLAN OF OPERATIONS


The Company is anticipating undertaking an exploration program during the summer of 2002. It is in the process of reviewing its geology report to determine the extent of its field work. No decision has yet been made by the directors as to the extent of the work program.

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


                                             QUINCY RESOURCES INC.


                              By
                                                      Adam  Smith
                                               President  and  Director