Form 10KSB
period 2002-04-30
QUINCY RESOURCES INC
filed 2002-07-16
CIK 1092619

30

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
     For  the  fiscal  year  ended          April  30,  2002
                                            ----------------

(  )     TRANSACTION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
         For  the  transaction  period  from               to

     Commission  File  number               0-26709
                                            -------

               QUINCY  RESOURCES  INC.
               -----------------------
     (Exact  name  of  Company  as  specified  in  charter)

          Nevada                                         98-0218264
          ------                                         ----------
State or other jurisdiction of incorporation   (I.R.S. Employee I.D. No.)
or  organization

1327  Laburnum  Street
Vancouver,  British  Columbia,  Canada                         V6J  2W4
--------------------------------------                         --------
(Address  of  principal  executive offices)                   (Zip Code)

Issuer's  telephone  number,  including  area  code
1-604-736-7481
            --

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:

Title of each share                    Name of each exchange on which registered
       None                                              None
----------------                              --------------------

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:

     None
     ----
(Title  of  Class)

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

As at April 30, 2002, the aggregate market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of April 30, 2002, the Company has 10,026,500 shares of common stock issued and outstanding.

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

NONE

                                TABLE OF CONTENTS










PART 1 .                                                                                                                  Page
--------                                                                                                               --------

ITEM 1..  DESCRIPTION OF BUSINESS                                                                                             4

ITEM 2..  DESCRIPTION OF PROPERTY                                                                                             4

ITEM 3..  LEGAL PROCEEDINGS                                                                                                  12

ITEM 4..  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                                                12

PART II
--------


ITEM 5..  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                                           12


ITEM 6..  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                          13

ITEM 7..  FINANCIAL STATEMENTS                                                                                               13


ITEM 8..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                               14

PART III
--------



ITEM 9..  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT  14

ITEM 10.  EXECUTIVE COMPENSATION                                                                                             16

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                                                      17

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                     18

PART IV
--------

ITEM 13.  EXHIBITS                                                                                                           19



                                     PART 1
                                     ------


                        ITEM 1.  DESCRIPTION OF BUSINESS


HISTORY  AND  ORGANIZATION

     The Company was incorporated in the State of Nevada on May 5, 1999. The Company has no subsidiaries and no affiliated companies. The executive offices of the Company are located at 1327 Laburnum Street, Vancouver, British Columbia, Canada, V6J 2W4 (Telephone: 604-736-7481).

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

     The Company's shares have been given a quotation on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the OTC Bulletin Board.

     As at April 30, 2002, the company had no revenue from the exploration of its mineral claim. The Company has, at the date of this Form 10KSB, no assets and no funds to acquire any assets


                         ITEM 2. DESCRIPTION OF PROPERTY



EXPLORATION  AND  DEVELOPMENT  OF  THE  QUINCY  MINERAL  PROPERTY

     The Company retained William Waychison, P. Geo. of Timmins Ontario, to summarize the geology and mineral potential on its mineral claim near East Township, Ontario. His report was dated October 28, 1999. The mineral claim was staked May 31, 1999, by Frank Renaudat on behalf of the Company and named the "Quincy."

     The claim covers 16 metric units (986 acres) located within the English Township, Porcupine Mining Division, Ontario near the town of Timmins Ontario.

     The present report summarizes geology and mineralization in the English Township area and potential for discoveries on the Quincy claim. Waychison's report is summarized below. All of the material presented in his report is from a literature search of Ontario Ministry of Northern Development and Mines annual reports and papers, Geological Survey of Canada Open File maps, memoirs and papers, and Assessment Report filings with the B.C. Department of Mines.

LOCATION  &  ACCESS

     The property lies approximately 28 miles due south of Timmins, Ontario in NTS quadrant 42A/3 and has as its center the approximate UTM co-ordinates of 480350m E and 5323500m N (or geographical co-ordinates of 48 04' 47" north latitude and 81 15' 53" west longitude).

     An all weather, two lane gravel road, which is the southern extension of Pine Street South, accesses the property and traverses the western four claim units in a north south fashion. Road distance along this road from the intersection of Highway 101 and Pine Street in downtown Timmins, to a point 775 feet east of claim post 4 along the northern boundary of the property, is 32 miles. This road is generally plowed during the winter to the Saw Mill Cafe situated approximately 3.1 miles south of the property near the southern boundary of English Township. A secondary, single lane gravel road provides drivable access to the southern and southeastern portion of the property.

     An older winter road trending north to northeast through the central portion of the property is heavily overgrown (along with shorter old drill roads) and difficult to impossible to follow on the ground.

CLIMATE,  LOCAL  RESOURCES  AND  PHYSIOGRAPHY

     The climate of the region is similar to that for the nearby City of Timmins and can be characterized by long cold winters and short warm to hot summers. Five months of the year have an average daily temperature below 32 F while for two months the average daily mean temperatures are above 59F. Climatic statistics recorded between 1955 and 1990 for the Timmins Region indicate the maximum and minimum daily temperatures for the coldest month and warmest months are as indicated in the following table. (source: City of Timmins, Timmins Economic Development Corporation web site. Original data was done in Celcius.)







COLDEST/WARMEST MONTH.  AVERAGE DAILY MAXIMUM (F)  AVERAGE DAILY MINIMUM (F)
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

     Bedrock exposure is generally poor other than a few small exposures located east of the main gravel road and south and southeast of the largest kettle lake situated in the center of the property. Water is readily available and occurs as small clay-lined, kettle lakes and pot-hole depressions that generally feed Ferrier Creek. The latter drains the area in an eastward direction and eventual flows north as part of the Hudson Bay watershed.

     The forest cover is typical of a boreal area underlain by either sandy rises or flat wet terrain and includes areas of both jackpine with minor quantities of spruce, balsam, birch and poplar as well as areas of black spruce, cedar and tamarack swamp. Most of the three to four claim units within the southeast portion of the property have been logged and scarified.

     Other than the existing roads that have been noted there is no other infrastructure on the property. The nearest source of electricity is the Ontario Hydro transmission line linking Timmins and Sudbury, which trends azimuth 165 and occurs 1.6 miles east of the property.

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

     During 1963 Hollinger drilled an additional hole, #E3-2A, having a core length of 474 feet. The hole appears to have been collared just south of the Ferrier Creek Property and would lie east of the AEM anomalies subsequently detected by others. Given the high magnetic response of the iron formation ("IF") in this area the absolute position of the Hollinger grid and Hole #E3-2A may not be as indicated. The Hole is reported to have encountered rhyolite between core length of 298 to 369 and again between 462 feet and the end of the Hole at 474 feet. The latter intercept reported the fragments becoming more sericitic and lighter in color towards the end of the Hole. The positive indication of alternation was not pursued.

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

     Dowa reports Hole No. 1 encountered dominantly rhyolite tuff and fragments. Two andesite units are reported between core lengths of 125.6 - 162.4 feet and
174.8 - 206.2 feet. An analysis of a 3.8 feet section of andesite (at c.1. of 136.4 feet) containing quartz veining with minor galena, pyrite and a honey colored mineral thought to be sphalerite returned 22.61% Iron. Although not indicated by Dowa, given what others have reported in this area, Dowa's andesite is very likely magnetite-bearing Iron Formation. The Dowa sample in question also revealed 0.25% Copper, nil Zinc, and 8.5% Sulphur. Only two other short samples are reported to have been analyzed for a total core length of 5.6 feet. This is despite that an unsampled 5.9 feet section of magnetite-poor rhyolite at a core length of 383.6 feet is reported to contain 10 to 49% sulfides consisting of mostly pyrite with minor chalcopyrite and pyrrhotite.

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

1973-1976:  Granges  Exploration  A.B.  ("Granges")
     In 1973, Granges contracted Questor Surveys Limited to conduct a combined airborne magnetic and electromagnetic (Input Mk VI) survey employing a fixed-wing aircraft. Terrain clearance of the plane was approximately 400 feet. The survey was completed over all or parts of 13 townships including English Township. The flight lines were oriented both N-S and E-W and had a separation of approximately1/8 mile and a mean AEM sensor altitude of 150 feet.

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

In  a  report  dated  in  1984,  E.Bright  indicated  the  following:

"A lower unit of interbedded oxide-and sulfide-facies iron formation occurs in the central part of the sequence, and an upper unit of predominantly oxide facies iron formation lies near the top of the sequence (near its contact.) Individual iron formation units range in thickness from several centimetres to 60m, but most are less then 9mThe lower oxide-and sulfide iron formation outcrops sporadically in north-central, central (Ferrier Creek Property) and southeastern English TownshipSulfide-facies iron formation consists of disseminated grains and stringers of pyrrhotite and pyrite in thinly bedded chert, in massive to thinly bedded felsic tuff, and in the matrix and fragments of associated units of chert-breccia and felsic breccia."

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

Samples  collected  on  July  17,  1999  on  Ferrier  Creek  Property:







SAMPLE NO  UTM EASTING         UNIT NORTHING  UNIT NAME  COMMENTS
---------  ---------------------------------------------------------------------------
           5970     480 140E     5323 522N     Oxide cherty banded iron formation (IF)     S-folded an N-dipping IF.  Dominantly

           5971     480 160E     5323 560N     Oxide cherty banded iron formation (IF)     Oxide (Mt) cherty IF with 2-3% Py and

           5972.    479 800E      5323 300N  Gabbro     Small flat outcrop along east side of gravel access road.  1-2% Mt

           5973     480 150E     5322 700N     Mafic volcanic flow     North Side of access road; magnetic mafic flow with quartz-

           5974     480 150E     5322 700N     Quartz-feldspar porphyry     North side access road; thin, grey, quartz-feldspar






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



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     No matters were submitted to a vote of shareholders of the Company during the fiscal year ended April 30, 2002.






                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at April 30, 2002 the Company had 38 shareholders; three of these shareholders are officers and directors of the Company.

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

     The Company was incorporated on May 5, 1999 under the laws of the State of Nevada. The Company's articles of incorporation currently provide that the
Company  is  authorized  to  issue 200,000,000 shares of common stock, par value
$0.001  per  share.   As  at  April  30,  2002  there  were  10,026,500  shares
outstanding.  The  Company  was  engaged  in  the  exploration  stage.


Liquidity  and  Capital  Resources
----------------------------------

     As at April 30, 2002, the Company had $41 of assets, and $19,317 of liabilities. The liabilities of $19,317 include amounts of $13,301 accrued for audit, accounting and other accounts payable and $6,016 due to related parties.

     At the present time the Company does not have sufficient funds to reduce its accounts payables. Unless funds are injected into the Company it might cease to be a going concern. The Company might be able to raise funds from its director and/or officers, obtain bank financing or issue as a private placement some of its common stock. No plans by management have been made to date to address the future funding of the Company.

     The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Quincy claim and has made no commitments to acquire any asset of any nature.

Results  of  Operations
-----------------------

     Since inception the Company has purchased the Quincy claim and performed exploration work on the claim as more fully described above.



                          ITEM 7.  FINANCIAL STATEMENTS


     The financial statements of the Company are included following the signature page to this Form 10-KSB.

      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


     From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to April 30, 2002 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


     The following table sets forth as of April 30, 2002, the name, age, and position of executive officers and the directors and the term of office of the directors of the Company.




                                                               Term as
                                                               Director
Name                  Age              Position Held            Since
------------------  --------  --------------------------------  -----
 Adam Smith. . . .        41  President and Director             1999

 Gordon Krushinsky        36  Secretary Treasurer and Director   1999

 Raymond Miller.              Director                           1999




     The director of the Company serves for a term of one year and until his successor is elected at the Company's Annual Shareholders' Meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at the meeting of the Board of Directors and is qualified.

     Set forth below is certain biographical information regarding each of the Company's executive officers and the director.

     ADAM SMITH, 41, was educated at the University of British Columbia where he obtained a Bachelor of Arts degree in Philosophy before undertaking the Canadian Securities Course. Mr. Smith became employed with Georgia Pacific Securities Ltd., a local firm of stockbrokers, where he administered various retail accounts. He left the brokerage house and became an analyst for Groom Capital Advisory Inc. until 1996 when he became a self employed financial consultant. His public company experience comprises of Palladium Resources Inc., an Alberta Stock Exchange listed public company, where he was the president. During this same period of time he was a director of two Vancouver Stock Exchange public companies; Novadex International Inc. and Pacific Falcon Resources Ltd. His experience with OTC Bulletin Board companies comprised of being President and Director of Goldking Resources Inc. He is no longer a director or officer of Goldking Resources Inc.

     GORDON KRUSHNISKY, 36, upon graduation from high school undertook various courses in computer system technology from Vancouver Vocational Institute.

After graduation in 1984 he became partners with his brother in International Laser Games, a private British Columbia incorporated company. His responsibilities included equipment upgrading and maintenance. In 1997 he became a computer analyst for London Drug Stores Ltd. and now has been promoted to Assistant Manager - Computer Departments.

     RAYMOND MILLER served in the R.C.N.V.R. Navy, afterwards in 1954 he worked in the Hotel Business in Whitehorse, Yukon until 1957. He was the sole owner and operator of the Capital Hotel Yukon Ltd from 1957 to 1980. Mr. Miller started the Arctic Winter Games in 1970 where he was a Director and Chief fun Raiser and organizer of the games. He started the Alaska R.C.M.P. Hand Gun
Competition in 1970. Mr. Miller was a director and part owner of White Pass Hotels Ltd., Edge Water and the Astor Hotel from 1975 to 1985. From 1983 to 1990 he was President and Director of Cal Miller Holdings.

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

     The following table sets forth as at April 30, 2002, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                    Position                    Report  to  be  Filed
----                    --------                    ---------------------

Adam  Smith            President  and  Director             Form  3

Gordon  Krushnisky     Secretary  Treasurer and Director    Form 3

Raymond  Miller        Director                             Form  3



                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended April 30, 2002.

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


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as at April 30, 2002, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.





Name and Address                                            Amount
of Beneficial                              Nature of    of Beneficial   Percent
Owner                                     Ownership(1)    Ownership    of Class
----------------------------------------  ------------  -------------  ---------
      ADAM SMITH
      1327 Laburnum Street
      Vancouver, B.C. Canada, V6J 2W4. .  Direct            1,000,000      9.97%

      GORDON KRUSHNISKY
      1088 Ferguson Road
      Delta, B.C., Canada, V4L 1X1 . . .  Direct            1,000,000      9.97%

      RAYMOND MILLER
      301-1323 Merklin Street
      White Rock, B.C., Canada, V6B 3C2.  Direct            2,000,000     19.95%

      All Officers and Directors
      as a Group ( 3 persons ) . . . . .  Direct            4,000,000     39.89%




     (1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

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

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS


(a)  (1)        FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:





Title of Document                                                                 Page
--------------------------------------------------------------------------------  ----

Report of Andersen, Andersen & Strong, Certified Public Accountants. . . . . . .    21

Balance Sheet as at April 30, 2002 . . . . . . . . . . . . . . . . . . . . . . .    22

Statement of Operations for the year ended April 30, 2002 and 2001 and for the period from May 5, 1999 (Date of
  Inception) to April 30, 2002 . . . . . . . . . . . . . . . . . . . . . . . . .    23

Statement in Changes in Stockholders' Equity for the period from May 5, 1999
   (Date of Inception) to April 30, 2002 . . . . . . . . . . . . . . . . . . . .    24

Statement of Cash Flows for the year ended April 30, 2002 and 2001 and for the period from May 5, 1999 (Date of
  Inception) to April 30, 2002 . . . . . . . . . . . . . . . . . . . . . . . . .    25

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .    26

(a)  (2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None

(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:


                              QUINCY  RESOURCES  INC.



Date:                                   By:
                                        ---
                                          Adam  Smith
                                          President  and  Director

ANDERSEN  ANDERSEN  &  STRONG,  L.C.             941  East 3300 South, Suite 220
CERTIFIED  PUBLIC  ACCOUNTANTS  AND  BUSINESS CONSULTANTS BOARD   SaltLake  City
Member  SEC  Practice  Section  of  the  AICPA                    Utah, 84106
                                                     Telephone 801-486-0096
                                                          Fax  801-486-0098


Board  of  Directors
Quincy  Resources  Inc.
Vancouver  B.  C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Quincy Resources, Inc. (exploration stage company) at April 30, 2002, and the related statement of operations, stockholders' equity, and cash flows for the years ended April 30, 2002 and 2001 and the period May 5, 1999 (date of inception) to April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standard generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quincy Resources Inc. at April 30, 2002, and the results of operations, stockholders' equity, and cash flows for the years ended April 30, 2002 and 2001 and the period May 5, 1999 (date of inception) to April 30, 2002, in conformity with accounting principles generally accepted in United States of America.

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


Salt  Lake  City,  Utah
July  10,  2002                              /s/  "Andersen  Andersen  & Strong"

                              QUINCY RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                                 APRIL 30, 2002






ASSETS
CURRENT ASSETS

    Cash. . . . . . . . . . . . . . . . . . . . . . . .  $       41
                                                         -----------

         Total Current Assets . . . . . . . . . . . . .  $       41
                                                         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Account payable - related party . . . . . . . . . .       6,016
    Accounts payable. . . . . . . . . . . . . . . . . .      13,801
                                                         -----------

        Total Current Liabilities . . . . . . . . . . .      19,817
                                                         -----------

STOCKHOLDERS' EQUITY

    Common stock
        200,000,000 shares authorized, at $0.001 par
        value; 10,026,500 shares issued and outstanding      10,027

    Capital in excess of par value. . . . . . . . . . .      35,023

     Deficit accumulated during the exploration stage .     (64,826)
                                                         -----------

        Total Stockholders' Deficiency. . . . . . . . .     (19,776)
                                                         -----------

                                                         $       41
                                                         ===========








   The accompanying notes are an integral part of these financial statements.

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED APRIL 30, 2002 AND 2001 AND THE
            PERIOD MAY 5, 1999 (DATE OF INCEPTION) TO APRIL 30, 2002







                               APR 30,       APR 30,     MAY 5, 1999 TO
                                2002          2001        APR 30, 2002
                            ------------  ------------  ----------------



REVENUES . . . . . . . . .  $         -   $         -   $             -

EXPENSES . . . . . . . . .       22,906        17,862            64,826
                            ------------  ------------  ----------------

NET LOSS . . . . . . . . .  $   (22,906)  $   (17,862)  $       (64,826)
                            ============  ============  ================




NET LOSS PER COMMON SHARE

    Basic. . . . . . . . .  $         -   $         -
                            ============  ============


AVERAGE OUTSTANDING SHARES

    Basic. . . . . . . . .   10,026,500    10,026,500
                            ============  ============














   The accompanying notes are an integral part of these financial statements.

                              QUINCY RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM MAY 5, 1999 (DATE OF INCEPTION)
                                TO APRIL 30, 2002





                                                               CAPITAL IN
                                         COMMON      STOCK      EXCESS OF   ACCUMULATED
                                         SHARES      AMOUNT     PAR VALUE   DEFICIT
                                         ----------  ---------  ----------  -------------

BALANCE MAY 5, 1999 (date of inception)           -  $       -  $        -  $          -

Issuance of common stock for cash at
    $0.001 - June 17, 1999. . . . . . .   4,000,000      4,000           -             -

Issuance of common stock for cash at
    $0.001 - July 26, 1999. . . . . . .   6,000,000      6,000           -             -

Issuance of common stock for cash at
    $0.10 - August 15, 1999 . . . . . .      26,500         27       2,623             -

Capital contributions - expenses -
     related parties. . . . . . . . . .           -     10,800           -

Net operating loss for the period from
    May 5, 1999 to April 30, 2000 . . .           -          -           -       (24,058)


Capital contributions - expenses -
    related parties . . . . . . . . . .           -          -      10,800             -

Net operating loss for the year ended
    April 30, 2001. . . . . . . . . . .           -          -           -       (17,862)
                                         ----------  ---------  ----------  -------------

BALANCE APRIL 30, 2001. . . . . . . . .  10,026,500     10,027      24,223       (41,920)

Capital contributions - expenses -
     related parties. . . . . . . . . .           -          -      10,800             -

Net operating loss for the year ended
    April 30, 2002. . . . . . . . . . .           -          -           -       (22,906)
                                         ----------  ---------  ----------  -------------

BALANCE APRIL 30, 2002. . . . . . . . .  10,026,500  $  10,027  $   35,023  $    (64,826)
                                         ==========  =========  ==========  =============












   The accompanying notes are an integral part of these financial statements.

                              QUINCY RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEAR ENDED APRIL 30, 2002 AND 2001 AND THE
            PERIOD MAY 5, 1999 (DATE OF INCEPTION) TO APRIL 30, 2002







                                                                APRIL 30       APRIL 30.    MAY 5, 1999 TO
                                                                  2002           2001       APR 30,  2002
                                                             -------------  ---------------- -------------
CASH FLOWS FROM
     OPERATING ACTIVITIES

     Net loss . . . . . . . . . . . . . . . . . . . . . . .  $    (22,906)  $       (17,862)  $  (64,826)

     Adjustments to reconcile net loss to
     net cash provided by operating
     activities:

          Change in accounts payable. . . . . . . . . . . .        12,147             6,495       19,817
          Capital contribution - expenses - related parties        10,800            10,800       32,400
                                                             -------------  ----------------  -----------

               Net Change in Cash From Operations . . . . .            41              (567)     (12,609)
                                                             -------------  ----------------  -----------

CASH FLOWS FROM INVESTING
     ACTIVITIES . . . . . . . . . . . . . . . . . . . . . .             -                 -            -
                                                             -------------  ----------------  -----------

CASH FLOWS FROM FINANCING
     ACTIVITIES

          Proceeds from issuance of common stock. . . . . .             -                 -       12,650
                                                             -------------  ----------------  -----------

     Net Change in Cash . . . . . . . . . . . . . . . . . .            41              (567)          41

     Cash at Beginning of Period. . . . . . . . . . . . . .             -               567            -
                                                             -------------  ----------------  -----------

     Cash at end of period. . . . . . . . . . . . . . . . .  $         41   $             -   $       41
                                                             =============  ================  ===========




SCHEDULE OF NONCASH OPERATING
      ACTIVITIES

Capital contributions - expenses - related parties. . . . .  $     10,800   $        10,800   $   32,400
                                                             =============  ================  ===========








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

Income  Taxes
-------------

On April 30, 2002 the Company had a net operating loss carry forward of $64,826. The tax benefit of $19,448 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires in 2022.

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

Environmental  Requirements
---------------------------

At the report date environmental requirements related to the mineral leases acquired are unknown and therefore any estimate of any future cost cannot be made.

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

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

3.  ACQUISITION  OF  MINERAL  LEASE

The Company acquired and staked an undeveloped mineral claim containing 16 units covering 256 hectares located in the Ferrier Creek area of the English Township in the Porcupine mining Division of Ontario, Canada approximately 50 kilometres south of the mining community of Timmins. The claims have not been proven to have a commercially mineable ore reserve and therefore all costs of exploration and retaining the properties have been expensed.

The  claims  are  in  good  standing  until  July  10,  2003.

4.  SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officer-directors have acquired 40% of the common stock issued and have made contributions to capital by the payment of Company expenses of $32,400.

An officer has made advances of $6,016 to the Company which is shown in the accounts payable.

                             QUINCY RESOURCES, INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)




5.  GOING  CONCERN

The Company will need additional working capital to service its debt and to be successful in its efforts to develop the mineral lease acquired.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through contributions from officers, additional equity funding, and long term financing, which will enable the Company to operate in the coming year.

ANDERSEN  ANDERSEN  &  STRONG,  L.C.             941  East 3300 South, Suite 220
CERTIFIED  PUBLIC  ACCOUNTANTS AND BUSINESS CONSULTANTS BOARD    Salt LakeCity,
Member  SEC  Practice  Section  of  the  AICPA                      Utah, 8416
                                               Telephone 801-486-0096
                                                    Fax  801-486-0098


Board  of  Directors
Quincy  Resources,  Inc.





We have been engaged to audit the financial statements of the above Company for the period ended April 30, 2002. We are required to be independent according to the standards ("Standards") established by the American Institute of Certified Public Accounts and within the meaning of the Securities Act ("Act") administered by the Securities and Exchange Commission.

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