Form 10KSB/A
period 2002-04-30
QUINCY RESOURCES INC
filed 2002-08-06
CIK 1092619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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


1302  Arbutus  Street
Vancouver,  British  Columbia,  Canada                         V6J  2W8

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

     (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.

NONE

                                TABLE OF CONTENTS



PART  1
-------
                                                                           Page
                                                                           ----





ITEM 1..  DESCRIPTION OF BUSINESS                                                                                             4

ITEM 2..  DESCRIPTION OF PROPERTY                                                                                             4

ITEM 3..  LEGAL PROCEEDINGS                                                                                                  12

ITEM 4..  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                                                12

PART II
--------


ITEM 5..  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                                           12


ITEM 6..  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                          13

ITEM 7..  FINANCIAL STATEMENTS                                                                                               13


ITEM 8..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                               14

PART III
--------



ITEM 9..  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT  14

ITEM 10.  EXECUTIVE COMPENSATION                                                                                             16

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                                                      17

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                     18

PART IV
--------

ITEM 13.  EXHIBITS                                                                                                           19



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



     The Company is engaged in the exploration of mineral properties. The Company is referred to as being in the "exploration" stage by its auditors. No ore body has been discovered and no substantial exploration has been done on its mineral claim. The Company is purely an exploration company. There is no assurance that any ore body will ever be found nor that the Company will have sufficient funds to undertake the exploration work required to identify an ore body.



     The Company has no revenue to date from the exploration of its mineral property, and its ability to affect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's mineral property to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.



     As at April 30, 2002, the company had no revenue from the exploration of its mineral claim. The Company has, at the date of this Form 10K-SB, no assets and no funds to acquire any assets


                         ITEM 2. DESCRIPTION OF PROPERTY



EXPLORATION  AND  DEVELOPMENT  OF  THE  QUINCY  MINERAL  PROPERTY

     The Company retained William Waychison, P. Geo. of Timmins Ontario, to summarize the geology and mineral potential on its mineral claim near East Township, Ontario. His report was dated October 28, 1999. The mineral claim was staked May 31, 1999, by Frank Renaudat on behalf of the Company and named the "Quincy."


     The claim covers 16 metric units (986 acres) located within the English Township, Porcupine Mining Division, Ontario 28 miles due south of Timmins, Ontario. The mineral rights are 100% owned by the Company.



The Quincy claim was allowed to expire on May 31, 2002. On June 13, 2001 the Company restaked the mineral claim in order to maintain them in good standing until July 10, 2003.


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







COLDEST/WARMEST MONTH.  AVERAGE DAILY MAXIMUM (F)  AVERAGE DAILY MINIMUM (F)
----------------------  -------------------------  -------------------------
Coldest Month: January                       12.4                      -10.6
Warmest Month: July. .                       75.7                       50.5




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

Samples  collected  on  July  17,  1999  on  Ferrier  Creek  Property:






SAMPLE  UTM                       UNIT
NO . .  EASTING                   NORTHING                UNIT NAME       COMMENTS
------  ------------------------  ----------------------  --------------  -------------------------
                                                                          S-folded an N-dipping
                                                                          IF.  Dominantly
                                                                          magnetite (Mt) cherty
                                                                          banded IF with
                                                                          1-3% pyrite (Py) along
                                                          Oxide cherty    fractures, minor
                                  5323 .                  banded iron    chalcopyrite (Cpy) and
5970 .  480 140E                  522N                    formation (IF)  malachite stains
------  ------------------------  ----------------------  --------------  -------------------------
                                                                          Oxide (Mt) cherty IF
                                                                          with 2-3% Py and
                                                                          pyrrhotite (Po) along
                                                                          foliation planes.
                                                                          Displays malachite
                                                                          stains.  Strike:
                                                          Oxide cherty    NE/SW with dip 55
                                    5323 .                banded iron     degrees N. Old
5971 .   480 160E                   560N                  formation (IF)  grid line to North.
------  ------------------------  ----------------------  --------------  -------------------------
                                                                          Small flat outcrop along
                                                                          east side of
                                    5323 .                                gravel access road.
5972 .  479 800E                    300N                   Gabbro          1-2% Mt
------  ------------------------  ----------------------  --------------  -------------------------
                                                                          North Side of access
                                                                          road; magnetic
                                                                          mafic flow with
                                                                          quartz-carbonate
                                                                          veining, 1% Mt, and
                                                                          1-3% disseminated
                                                                          Py; overburden thin
                                    5322 .                Mafic volcanic  and locally
5973 .  480 150E                    700N                  flow            oxidized.
------  ------------------------  ----------------------  --------------  -------------------------
                                                                          North side access road;
                                                                          thin, grey,
                                                                          quartz-feldspar porphyry
                                                                          dyke trending
                                                                          azimuth 095%; 1-2mm
                                    5322 .                Quartz-feldspar euhedral quartz;
5974 .   480 150E                   700N                  porphyry        sericite along foliation.
------  ------------------------  ----------------------  --------------  -------------------------




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



                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



     During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at April 30, 2002 the Company had 37 shareholders; two of these shareholders are officers and directors of the Company.



     There are no securities authorized for issuance under equity compensation plans.




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


     The Company's plan of business is to conduct further exploration and development of the Quincy claim. Further exploration and development is conditional upon the Company raising adequate financing. Raymond Miller, a former director of the Company, had intended to lead the efforts of the Company in this regard. However, due to his untimely death of Mr. Miller in February, 2001 the Company has been unable to raise adequate financing.

Liquidity  and  Capital  Resources
----------------------------------


     As at April 30, 2002, the Company had $41 of assets, and $19,817 of liabilities. The liabilities of $19,817 include amounts of $13,801 accrued for audit, accounting and other accounts payable and $6,016 due to related parties.



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



     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT




SECURITY  OWNERSHIP  OF  MANAGEMENT


     The following table sets forth certain information with respect to the beneficial ownership of each officer and director, and all directors and executive officers as a group as of April 30, 2002.






Name and Address                           Amount
of Beneficial                            Nature of    of Beneficial   Percent
Owner                                   Ownership(1)    Ownership    of Class
--------------------------------------  ------------  -------------  ---------
      ADAM SMITH
      1327 Laburnum Street
      Vancouver, B.C. Canada, V6J 2W4.  Direct            1,000,000      9.97%

      GORDON KRUSHNISKY
      1088 Ferguson Road
      Delta, B.C., Canada, V4L 1X1 . .  Direct            3,000,000     29.92%

      All Officers and Directors
      as a Group ( 2 persons ) . . . .  Direct            4,000,000     39.89%





(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.


SECURITIES  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

     The following table sets forth certain information with respect to the beneficial ownership of each person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock of April 30, 2002.





Name and Address                           Amount
of Beneficial                            Nature of    of Beneficial    Percent
Owner                                   Ownership(1)  Ownership (2)   of Class
--------------------------------------  ------------  --------------  ---------
      ADAM SMITH
      1327 Laburnum Street
      Vancouver, B.C. Canada, V6J 2W4.  Direct             1,000,000      9.97%

      GORDON KRUSHNISKY
      1088 Ferguson Road
      Delta, B.C., Canada, V4L 1X1 . .  Direct             3,000,000     29.92%

      KEN RADOMSKY
      840 - 15355 - 24th Ave
      White Rock, B.C. Canada, V4A 2H9  Direct               550,000      5.49%

       MICHAEL DACUNAHA
      PO 93079 - Willow Brook Shop
      Langley, B.C. Canada, V3A 9H2. .  Direct               545,000      5.44%

      MARION SEPT
      19188 - 84th Avenue
      Surrey, B.C. Canada, V4N 3G5 . .  Direct               540,000      5.38%

      ANITA WOLFE
      4363 Woodcrest Road
      West Van., B.C. Canada, V7S 2W1.  Direct               535,000      5.33%

      KLAUS VAN EYK
      68-5850, 177B Street
      Surrey, B.C. Canada, V3S 4J6 . .  Direct               530,000      5.28%

      CHARLENE ABRAHAMS
      9428 203rd
      Surrey, B.C. Canada, V3S 4J6 . .  Direct               525,000      5.23%

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.
(2) As of April 30, 2002 there were 10,026,500 common shares outstanding. Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.



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

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS


(a)  (1)        FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:







Title of Document                                                   Page
------------------------------------------------------------------  ----
Report of Andersen, Andersen & Strong, Certified Public
      Accountants. . . . . . . . . . . . . . . . . . . . . . . . .    21

Balance Sheet as at April 30, 2002 . . . . . . . . . . . . . . . .    22

Statement of Operations for the year ended April 30, 2002 and 2001
     And for the period from May 5, 1999 (Date of
     Inception) to April 30, 2002. . . . . . . . . . . . . . . . .    23

Statement of Changes in Stockholders' Equity for the period from
     May 5, 1999 (Date of Inception to April 30, 2002. . . . . . .    24

Statement of Cash Flows for the year ended April 30, 2002 and 2001
     And for the period from May 5, 1999 (Date of
     Inception) to April 30, 2002. . . . . . . . . . . . . . . . .    25

Notes to Financial Statements. . . . . . . . . . . . . . . . . . .    26





(a)  (2)   FINANCIAL  STATEMENT  SCHEDULES
------------------------------------------

The following financial statement schedules are included as part of this report:
--------------------------------------------------------------------------------

None.
-----


(a)  (3)   EXHIBITS
-------------------

The  following  exhibits  are  included  as  part  of  this report by reference:
--------------------------------------------------------------------------------

None.
-----

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:


                              QUINCY  RESOURCES  INC.



Date:  August  6,  2002                         By:     /s/"Adam  Smith"
                                                ------------------------
                                                Adam  Smith
                                                President  and  Director

ANDERSEN  ANDERSEN  &  STRONG,  L.C.             941  East 3300 South, Suite 220
------------------------------------
CERTIFIED  PUBLIC  ACCOUNTANTS  AND  BUSINESS CONSULTANTS BOARD Salt Lake City,
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

                              QUINCY RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEAR ENDED APRIL 30, 2002 AND 2001 AND THE
            PERIOD MAY 5, 1999 (DATE OF INCEPTION) TO APRIL 30, 2002








                                                                 APRIL 30      APRIL 30    MAY 5, 1999 TO
                                                                     2002         20001     APR 30,  2002
                                                             -------------  ---------------- ------------
CASH FLOWS FROM
     OPERATING ACTIVITIES

     Net loss . . . . . . . . . . . . . . . . . . . . . . .  $    (22,906)  $       (17,862)  $  (64,826)

     Adjustments to reconcile net loss to
     net cash provided by operating
     activities:

          Change in accounts payable. . . . . . . . . . . .        12,147             6,495       19,817
          Capital contribution - expenses - related parties        10,800            10,800       32,400
                                                             -------------  ----------------  -----------

               Net Change in Cash From Operations . . . . .            41              (567)     (12,609)
                                                             -------------  ----------------  -----------

CASH FLOWS FROM INVESTING
     ACTIVITIES . . . . . . . . . . . . . . . . . . . . . .             -                 -            -
                                                             -------------  ----------------  -----------

CASH FLOWS FROM FINANCING
     ACTIVITIES

          Proceeds from issuance of common stock. . . . . .             -                 -       12,650
                                                             -------------  ----------------  -----------

     Net Change in Cash . . . . . . . . . . . . . . . . . .            41              (567)          41

     Cash at Beginning of Period. . . . . . . . . . . . . .             -               567            -
                                                             -------------  ----------------  -----------

     Cash at end of period. . . . . . . . . . . . . . . . .  $         41   $             -   $       41
                                                             =============  ================  ===========




SCHEDULE OF NONCASH OPERATING
      ACTIVITIES

Capital contributions - expenses - related parties. . . . .  $     10,800   $        10,800   $   32,400
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

ANDERSEN  ANDERSEN  &  STRONG,  L.C.             941  East 3300 South, Suite 220
------------------------------------
CERTIFIED  PUBLIC  ACCOUNTANTS  AND  BUSINESS CONSULTANTS BOARD Salt Lake City,
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