Form 10QSB/A
period 2002-01-31
QUINCY RESOURCES INC
filed 2002-08-16
CIK 1092619

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


1302  Arbutus  Street
Vancouver,  BC,  Canada                                               V6J 3W8
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

                                      INDEX




                                                                                           PAGE
                                                                                          NUMBER

PART 1.
  ITEM 1.. . .Financial Statements          .                                               3

              Balance Sheet as at January 31, 2002 and
                 April 30, 2001. . . . . . . . . . . . . . . .                              4

              Statement of Operations
                 For the three  and nine months ended January
                 31, 2002 and 2001 and for the period
                 from May 5, 1999 (Date of Inception) to
                 January 31, 2002. . . . . . . . . . . .                                    5

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

                      (Unaudited - Prepared by Management)




                               Three          Three                 Nine                       Nine
                               Months         Months               Months                     Months                 Inception
                               Ended          Ended                Ended                       Ended                    to
                              January        January             January 31,                January 31,             January
                              31, 2002       31, 2001              2002                        2001                  31, 2002
                            -------------  ------------  ------------------------  ------------------------

SALES. . . . . . . . . . .  $          -   $         -   $                     -   $                     -   $           -
                            -------------  ------------  ------------------------  ------------------------  --------------

GENERAL AND ADMINISTRATIVE
EXPENSES:

     Accounting. . . . . .           950           950                     2,850                     1,575           9,900
     Bank charges. . . . .            20            17                        84                        74             263
     Consulting. . . . . .             -             -                         -                         -           1,000
     Edgar filing fees . .           200         1,224                       659                     1,224           2,083
     Geology report. . . .             -             -                         -                         -           1,950
     Incorporation costs .             -             -                         -                         -             670
     Legal fees. . . . . .             -             -                       465                         -             465
     Management fees . . .         1,500         1,500                     4,500                     4,500          16,500
     Office. . . . . . . .           131            85                       836                       370           1,630
     Rent. . . . . . . . .           900           900                     2,700                     2,700           9,900
     Staking fees. . . . .             -             -                     2,902                         -           4,007
     Telephone . . . . . .           300           300                       900                       900           3,300
     Transfer agent. . . .         1,473         1,222                     1,680                     1,437           5,515
     Travel. . . . . . . .             -             -                         -                         -           2,313
                            -------------  ------------  ------------------------  ------------------------  --------------

NET LOSS . . . . . . . . .  $     (5,474)  $    (6,198)  $               (17,576)  $               (12,780)  $     (59,496)
                            =============  ============  ========================  ========================  ==============

NET LOSS PER COMMON SHARE
     Basic . . . . . . . .  $          -   $         -   $                     -   $                     -
                            =============  ============  ========================  ========================

AVERAGE OUTSTANDING SHARES
     Basic . . . . . . . .    10,026,500    10,026,500                10,026,500                10,026,500
                            =============  ============  ========================  ========================



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

                      (Unaudited - Prepared by Management)





                                              Nine Months      Nine Months
                                                Ended            Ended               Inception to
                                           January 31, 2002    January 31, 2001     January  31, 2002
                                           ----------------  -------------------    -----------------

CASH FLOWS FROM OPERATING
ACTIVITIES:

    Net loss. . . . . . . . . . . . . . .  $         (17,576)  $          (12,780)  $          (59,496)

    Adjustments to reconcile net loss to
       net cash provided by operating
       activities:

         Capital contribution - expense .              8,100                8,100               29,700
         Increase in accounts payable -
              related party . . . . . . .              5,860                   85                6,016
         Increase in accounts payable . .              3,673                4,021               11,187
                                           ------------------  -------------------  -------------------

             Net cash from operations . .                 57                 (574)             (12,593)
                                           ------------------  -------------------  -------------------


CASH FLOWS FROM FINANCING
ACTIVITIES:

         Proceeds from issuance of common
              stock . . . . . . . . . . .                  -                    -               12,650
                                           ------------------  -------------------  -------------------

                                                           -                    -               12,650
                                           ------------------  -------------------  -------------------

Net Increase in Cash. . . . . . . . . . .                 57                 (574)                  57

Cash at Beginning of Period . . . . . . .                  -                  567                    -
                                           ------------------  -------------------  -------------------

CASH AT END OF PERIOD . . . . . . . . . .  $              57   $               (7)  $               57
                                           ==================  ===================  ===================





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


The Company restaked their claims on June 13, 2001, and the claims are now in good standing until July 10, 2003.


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


                                                           QUINCY RESOURCES INC.


                                             By  /s/ "Adam Smith"
                                                      Adam  Smith
                                               President  and  Director