Form 10QSB
period 2002-07-31
QUINCY RESOURCES INC
filed 2002-09-11
CIK 1092619

2

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          July  31,  2002
                                            ---------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number          0-31501
                                  -------


                    QUINCY  RESOURCES  INC.
                    -----------------------
   (Exact  name  of  registrant  as  specified  in  charter)


          Nevada                                               98-0218264
          ------                                     --------------------
(State  or  other  jurisdiction of                      (I.R.S. Employer
incorporation  or organization)                        Identification No.)

1302  Arbutus  Street
Vancouver,  BC,  Canada                                       V6J  2W8
-----------------------                                   ------------
(Address  of principal executive offices)                   (Zip Code)

                                     604-736-7481
               ----------------------------------
               Registrant's  telephone  number,  including  area  code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  July  31,  2002
          --------------                ------------------------------------
 Common  Stock,  $0.001  per  share                         10,026,500

                                      INDEX




                                                                                            PAGE
                                                                                           NUMBER

PART 1.
      ITEM 1.. . Financial Statements          .                                              3

                 Balance Sheet as at July 31, 2002 and
                    April 30, 2002. . . . . . . . . . . . . . . .                             4

                 Statement of Operations
                    For the three  months ended July
                    31, 2002 and 2001 and for the period
                    from May 5, 1999 (Date of Inception) to
                    July 31, 2002 . . . . . . . . . . . . .                                   5

                 Statement of Cash Flows
                    For the three months ended July 31, 2002
                    and 2001 and for the period from May 5,
                    1999 (Date of Inception) to July 31, 2002                                 6

                 Notes to Financial Statements       .. . . . . . .                           7

      ITEM 2.    Plan of Operations                                                          10

PART 11.

                 Signature .. . . . . . . . . . . . . . . . . . . .                          14

                 Certificate pursuant to 18 U.S.C. Section 1330 as
                    Adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002 . . . . . . . . . . . .                       15

PART  1  -  FINANCIAL  INFORMATION



ITEM  1.   FINANCIAL  STATEMENTS



The accompanying balance sheets of Quincy Resources Inc. (an exploration stage company) at July 31, 2002 and April 30, 2002 and the statement of operations and statement of cash flow for the three months ended July 31, 2002 and 2001, and for the period from May 5, 1999 (date of inception) to July 31, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2002, are not necessarily indicative of the results that can be expected for the year ending April 30, 2003.

                              QUINCY RESOURCES INC.
                           (Exploration Stage Company)

                                 BALANCE SHEETS

                        July 31, 2002 and April 30, 2002

                      (Unaudited - Prepared by Management)





                                                         July 31, 2002    April 30, 2002
                                                         ---------------  ----------------
ASSETS

CURRENT ASSETS

     Cash . . . . . . . . . . . . . . . . . . . . . . .  $           16   $            41
                                                         ---------------  ----------------

                                                         $           16   $            41
                                                         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable - related party . . . . . . . . .           6,166             6,016
     Accounts payable . . . . . . . . . . . . . . . . .          14,878            13,801
                                                         ---------------  ----------------
         Total Current Liabilities. . . . . . . . . . .          21,044            19,817
                                                         ---------------  ----------------

STOCKHOLDERS' EQUITY

      Common stock
           200,000,000 shares authorized, at $0.001 par
           value; 10,026,500 shares issued and
           outstanding. . . . . . . . . . . . . . . . .          10,027            10,027
      Capital in excess of par value. . . . . . . . . .          37,723            35,023
      Deficit accumulated during the exploration
           stage. . . . . . . . . . . . . . . . . . . .         (68,778)          (64,826)
                                                         ---------------  ----------------
          Total Stockholders' Deficiency. . . . . . . .         (21,028)          (19,776)
                                                         ---------------  ----------------

                                                         $           16   $            41
                                                         ===============  ================





     The accompanying notes are an integral part of these unaudited financial statements

                              QUINCY RESOURCES INC.
                           (Exploration Stage Company)
                             STATEMENT OF OPERATIONS
For the three months ended July 31, 2002 and 2001 and for the period May 5, 1999
                      (Date of Inception) to July 31, 2002
                      (Unaudited - Prepared by Management)





                               Three Months    Three Months
                                 Ended           Ended        Inception to
                                 July            July            July
                               31, 2002        31, 2001        31, 2002
                            --------------  --------------    ------------

SALES. . . . . . . . . . .  $           -   $           -   $           -
                            --------------  --------------  --------------

GENERAL AND ADMINISTRATIVE
EXPENSES:

     Accounting. . . . . .          1,000             950          13,350
     Bank charges. . . . .             32              44             312
     Consulting. . . . . .              -               -           1,000
     Edgar filing fees . .              -             459           2,083
     Geology report. . . .              -               -           1,950
     Incorporation costs .              -               -             670
     Legal fees. . . . . .              -             465             465
     Management fees . . .          1,500           1,500          19,500
     Office. . . . . . . .             25             534           1,703
     Rent. . . . . . . . .            900             900          11,700
     Staking fees. . . . .              -           2,902           4,007
     Telephone . . . . . .            300             300           3,900
     Transfer agent. . . .            195             (78)          5,825
     Travel. . . . . . . .              -               -           2,313
                            --------------  --------------  --------------

NET LOSS . . . . . . . . .  $      (3,952)  $      (7,976)  $     (68,778)
                            ==============  ==============  ==============

NET LOSS PER COMMON SHARE
     Basic . . . . . . . .  $           -   $           -
                            ==============  ==============

AVERAGE OUTSTANDING SHARES
     Basic . . . . . . . .     10,026,500      10,026,500
                            ==============  ==============





     The accompanying notes are an integral part of these unaudited financial
                                   Statements

                              QUINCY RESOURCES INC.
                           (Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
For the three months ended July 31, 2002 and 2001 and for the period from May 5,
                    1999 (Date of Inception) to July 31, 2002

                      (Unaudited - Prepared by Management)





                                             Three Months     Three Months
                                                Ended            Ended              Inception to
                                            July 31, 2002    July 31, 2001         July 31, 2002
                                           ---------------  --------------------  ---------------

CASH FLOWS FROM OPERATING
ACTIVITIES:

    Net loss. . . . . . . . . . . . . . .  $       (3,952)  $            (7,976)  $      (68,778)

    Adjustments to reconcile net loss to
       net cash provided by operating
       activities:

         Capital contribution - expense .           2,700                 2,700           35,100
         Increase in accounts payable -
              related party . . . . . . .             150                 4,415            6,166
         Increase in accounts payable . .           1,077                   943           14,878
                                           ---------------  --------------------  ---------------

             Net cash from operations . .             (25)                   82          (12,634)
                                           ---------------  --------------------  ---------------


CASH FLOWS FROM FINANCING
ACTIVITIES:

         Proceeds from issuance of common
              Stock . . . . . . . . . . .               -                     -           12,650
                                           ---------------  --------------------  ---------------

                                                        -                     -           12,650
                                           ---------------  --------------------  ---------------

Net Increase (Decrease) in Cash . . . . .             (25)                   82               16

Cash at Beginning of Period . . . . . . .              41                     -                -
                                           ---------------  --------------------  ---------------

CASH AT END OF PERIOD . . . . . . . . . .  $           16   $                82   $           16
                                           ===============  ====================  ===============





     The accompanying notes are an integral part of these unaudited financial statements

                              QUINCY RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         JULY  31,  2002

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

Income  Taxes
-------------

On July 31, 2002, the Company had a net operating loss carry forward of $68,778. The tax benefit of $20,633 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires in 2023.

Basic  Net  Income  (Loss)  Per  Share
--------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                              QUINCY RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 2002

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

Financial  Instruments
----------------------

The carrying amounts of financial instruments including cash and accounts payable, are considered by management to be their estimated fair values.

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

                              QUINCY RESOURCES INC.
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         JULY  31,  2002

                      (Unaudited - Prepared by Management)


3.     ACQUISITION  OF  MINERAL  LEASE

The Company acquired and staked an undeveloped mineral claim containing 16 units covering 256 hectares located in the Ferrier Creek area of the English Township in the Porcupine mining Division of Ontario, Canada approximately 50 kilometres south of the mining community of Timmins.

The Company re-staked the its mineral claims on June 13, 2001 and recorded them as follows:

     Mineral  claim  number  P1184080  on  July  4,  2001;  and

     Mineral  claim  numbers  P1167077  and  P1167078  on  July  10,  2001.

The  claims  are in good standing for two years from the date of recording them.


4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officer-directors have acquired 40% of the common stock issued and have made contributions to capital by the payment of Company expenses of $35,100.

An officer has made advances of $6,166 to the Company which is shown in accounts payable.


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

                          ITEM 2.   PLAN OF OPERATIONS

MANAGEMENT'S  PLAN  OF  OPERATION

When used in this discussion, the words "believe", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause
actual  results  to  differ  materially  from  those  projected.   Readers  are
cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB and 10-QSB filed with the Securities and Exchange Commission.

Mineral  Property

The Company had an independent consultant re-stake certain mineral claims in English township in the Porcupine Mining Division of Ontario, Canada on June 13, 2001 and had the mineral claims recorded as follows: number P1184080 was recorded on July 4, 2001 and numbers P1167078 and P1167077 were recorded on July 10, 2001. These claims are in good standing for two years from the date of recording. Therefore, none of the claims will expire until 2003. No known mineral deposits are known to exist on the claims but the property is subject to exploration activities to determine whether there is an ore body present. The Company has not undertaken any exploration work on the claims since they were record in July 2001.

Change  of  control  subsequent  to  July  31,  2002

On August 16, 2002, Adam Smith, President and Director of the Company, and Gordon Krushniksy, Secretary Treasurer and Director, each entered into two separate Stock Purchase Agreements with Daniel T. Farrell whereby Smith and Krushniksy sold collectively 4,000,000 common shares in the capital stock of the Company to Farrell for a total consideration of $4,000 cash. Pursuant to the above noted Agreement, Ferrell was appointed the Company's President, Secretary and Treasurer. The Company's Board of Directors have agreed to elect Farrell to the Board of Directors effect on or about August 30, 2002. At the same time, Smith and Krushnisky have agreed to resign. This will result in a change of control. Refer to Item 6 (b) below.

LIQUIDITY  AND  CAPITAL  RESOURCES

At the present time, Quincy Resources Inc. does not have sufficient funds to undertake any exploration program on its property and therefore it will have to determine the best method of raising funds to accomplish its goals.

RESULTS  OF  OPERATIONS

There  have  been  no  operations  during  the  current  period.

PART  11.     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its mineral claim. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its mineral claim.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     The Company has outstanding 10,026,500 shares of common stock as at July 31, 2002. Other than mentioned under Item 6 (b) below, there have been no changes in securities since the Company's fiscal year end. The following table sets forth the name and address, as of the date of this Quarterly Report, and the number of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group.





TITLE OR. . . . . . . .  NAME AND ADDRESS OF           AMOUNT OF                 PERCENT OF
CLASS . . . . . . . . .  BENEFICIAL OWNER (1)          BENEFICIAL OWNERSHIP (2)  CLASS
-----------------------  ----------------------------  ------------------------  ----------

                         Adam Smith
                         1302 Arbutus Street
   Common . . . . . . .  Vancouver, B.C.
      Stock . . . . . .  Canada, V6J 3W8                      1,000,000 (3) (4)       10.00

                         Gordon Krushnisky
                         1070 Eden Crescent
   Common . . . . . . .  Delta, British Columbia
      Stock . . . . . .  Canada, V4L 1W7                      3,000,000 (3) (4)       29.90

                         Ken Randonsky
                         840-15355-24th Avenue
   Common . . . . . . .  White Rock, B. C.
      Stock . . . . . .  Canada, V4A 2H9                        550,000                5.49


                         Michael Decunaha
                         P.O. Box 93097
                         Willowbrooke Shopping
                         Centre
   Common. . . . . . . . Langley, British Columbia
      Stock . . . . . . .Canada, V3A 9H2                        545,000                5.44

                         Marion Sept
                         19188 - 84th Avenue
   Common. . . . . . . . Surrey, British Columbia
      Stock . . . . . . .Canada, V4N 3G5                        540,000                5.38

                         Anita Wolfe
                         4364 Woodcrest Road
   Common. . . . . . .   West Vancouver, B.C.
      Stock . . . . . .  Canada, V7S 2W1                        535,000                5.33

                         Klaus Van Elk
                         68-5850, 117B Street
   Common. . . . . . . . Surrey, British Columbia
      Stock . . . . . .  Canada, V3S 4J6                        530,000                5.28

                         Charlene Abrahams
                         9248 203rd
   Common. . . . . . .   Surrey, British Columbia
      Stock . . . . . .  Canada, V1M 2M9                        525,000                5.23

   Common . . . . . . .  Directors and Officers as a
      Stock . . . . . .  Group                                4,000,000               39.90




(1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them and have not entered into a voting trust or similar agreement.

(2) Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be required in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of the directors or officers have any options, warrants, rights or conversion privileges outstanding.

(3) These shares are restricted since they were issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After these shares have been held for one year, Adam Smith and Gordon Krushnisky, Directors and Officers of the Company, could sell 1% of the outstanding stock in the Company every three months. Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144. There is a "stock transfer" instructions placed against these certificates and a legend has been imprinted on the stock certificates themselves.

(4) Effective August 16, 2002, these shares were sold to Daniel T. Farrell under a Stock Purchase Agreement referred to under Item 6 (b) below.


ITEM  3.     DEFAULT  UPON  SENIOR  SECURITIES

     No  report  is  required.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  applicable


ITEM  5.     OTHER  INFORMATION

     Not  applicable.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed below and are incorporated herein by this reference.

     No  Exhibits  are  required

(b) Change of control. For details pertaining to the change of control refer to Information Statement Pursuant to Section 14 (f) of the Securities Exchange Act of 1934 and Rule 14f-1 which can be viewed on the following website:

http://www.sec.gov/Archives/edgar/data/1092619/000118024302000004/doc14f1.txt
-----------------------------------------------------------------------------

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              QUINCY RESOURCES INC.


     August  30,  2002                         /s/  "Adam  Smith"
                                               ------------------
                                                   Adam  Smith
                                                     Director

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-QSB for the three-month period ended July 31, 2002 of Quincy Resources Inc. (the "Company"), Adam Smith, President and Director of the Company, hereby certify that, to the best of his knowledge and belief:

1.     The  Quarterly  Report fully complies with the requirements of Section 13
(a)  or  15  (d)  of  the  Securities  and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/     "Adam  Smith"
                                        ---     -------------
                                                 Adam  Smith
                                               Director
August  30,  2002