Form 10QSB
period 2002-10-31
QUINCY RESOURCES INC
filed 2003-01-10
CIK 1092619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 0-31501

QUINCY RESOURCES INC.
(Exact name of registrant as specified in charter)

Nevada 98-0218264
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification No.)

309 Centre Street
Hancock MI 49930-2107
(Address of principal executive offices) (Zip Code)

906-482-4695
Registrants telephone number, including area code

1302 Arbutus Street, Vancouver, BC, V6J 2W8
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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

Class Outstanding as of October 31, 2002
Common Stock, $0.001 per share 10,026,500

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Quincy Resources Inc. (an exploration stage company) at October 31, 2002 and April 30, 2002 and the statement of operations and statement of cash flow for the six months ended October 31, 2002 and 2001, and for the period from May 5, 1999 (date of inception) to October 31, 2002 have been prepared by the Companys management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended October 31, 2002, are not necessarily indicative of the results that can be expected for the year ending April 30, 2003.

QUINCY RESOURCES INC.
(Exploration Stage Company)
BALANCE SHEETS
October 31, 2002 and April 30, 2002
(Unaudited Prepared by Management)
	October 31, 2002	April 30, 2002
ASSETS

CURRENT ASSETS
Cash	$ 15,000	$ 41

	$ 15,000	$ 41

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable related party	27,649	6,016
Accounts payable and deposits	15,754	13,801
Total Current Liabilities	43,403	19,817

STOCKHOLDERS EQUITY
Common stock
200,000,000 shares authorized, at $0.001 par value; 10,026,500 shares issued and outstanding	10,027	10,027
Capital in excess of par value	39,223	35,023
Deficit accumulated during the exploration stage	(77,653)	(64,826)
Total Stockholders Deficiency	(28,403)	(19,776)

	$ 15,000	$ 41

The accompanying notes are an integral part of these unaudited financial statements

QUINCY RESOURCES INC.
(Exploration Stage Company)
STATEMENT OF OPERATIONS
For the six months ended October 31, 2002 and 2001 and for the period May 5, 1999 (Date of Inception) to October 31, 2002
(Unaudited Prepared by Management)
	Three Months Ended October 31, 2002	Three Months Ended October 31, 2001	Six Months Ended October 31, 2002	Six Months Ended October 31, 2001	Inception to July 31, 2002

SALES	$ -	$ -		$ -	$ -
GENERAL AND ADMINISTRATIVE EXPENSES:
Accounting	0	950	1,000	1,900	13,350
Bank charges	16	20	48	64	328
Consulting	0	0	0	0	1,000
Edgar filing fees	0	0	0	459	2,083
Geology report	0	0	0	0	1,950
Incorporation costs	0	0	0	0	670
Legal fees	7,359	0	7,359	465	7,824
Management fees	1,500	1,500	3,000	3,000	21,000
Office	0	171	25	705	1,703
Rent	0	900	900	1,800	11,700
Staking fees	0	0	0	2,902	4,007
Telephone	0	300	300	600	3,900
Transfer agent	0	285	195	207	5,825
Travel	0	0	0	0	2,313

NET LOSS	$ (8,875)	$ (4,126)	$(12,827)	$ (12,102)	$ (77,653)
NET LOSS PER COMMON SHARE
Basic	$ -	$ -	$ -	$ -	$ -
AVERAGE OUTSTANDING SHARES
Basic	10,039,277	10,026,500	10,032,889	10,026,500

The accompanying notes are an integral part of these unaudited financial statements

QUINCY RESOURCES INC.
(Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the three and six months ended October 31, 2002 and 2001 and for the period from May 5,
1999 (Date of Inception) to July 31, 2002
(Unaudited Prepared by Management)
	Three Months Ended October 31, 2002	Three Months Ended October 31, 2001	Six Months Ended October 31, 2002	Six Months Ended October 31, 2001	Inception to July 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (8,875)	$ (4,126)	$ (12,827)	$ (12,102)	$ (77,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Capital contribution expense	1,500	2,700	4,200	5,400	36,600
Increase in accounts payable - related party	21,483	720	21,633	5,135	27,649
Increase in accounts payable	(14,124)	692	(13,047)	1,635	754
Net cash from operations	(16)	(14)	(41)	68	(12,650)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common Stock	15,000	0	15,000	0	27,650
Net Increase (Decrease) in Cash	14,984	(14)	14,959	68	15,000
Cash at Beginning of period	16	82	41	0	0
CASH AT END OF PERIOD	$ 15,000	$ 68	$ 15,000	$ 68	$ 15,000

The accompanying notes are an integral part of these unaudited financial statements

QUINCY RESOURCES INC.
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2002

(Unaudited Prepared by Management)

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

Since inception the Company has completed Regulation D offerings of 10,026,500 shares of its capital stock for cash. The Company has undertaken a private placement of up to 700,000 units of the Company, at a price of $0.15 per unit, each unit consisting of one common share of the Issuer and one-half of one warrant to purchase one additional common share of the Issuer at a price of $0.25 for one year. As at October 31, 2002 the Company had received subscriptions for 100,000 units. The subscriptions received are included in accounts payable.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On October 31, 2002, the Company had a net operating loss carry forward of $68,778. The tax benefit of $20,633 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires in 2023.

Basic Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

QUINCY RESOURCES INC.
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2002

(Unaudited Prepared by Management)

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

QUINCY RESOURCES INC.
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2002

(Unaudited Prepared by Management)

3. ACQUISITION OF MINERAL LEASE - continued

The Company re-staked the its mineral claims on June 13, 2001 and recorded them as follows:

Mineral claim number P1184080 on July 4, 2001; and

Mineral claim numbers P1167077 and P1167078 on July 10, 2001.

The claims are in good standing for two years from the date of recording them.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Former officer-directors who acquired 40% of the common stock issued made contributions to capital by the payment of Company expenses of $35,100.

The present officer director of the Company who holds 40% of the common stock issued has advanced the sum of $27,649 to the Company, $15,649 through the payment of certain of the Companys expenses and $12,000 through loans to the Company which bear 10% simple interest.

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

6. ACCOUNTS PAYABLE RELATED PARTY

Accounts payable related party, include a $12,000 note payable with simple interest calculated at 10% per annum. This note is payable on demand.

ITEM 2. PLAN OF OPERATIONS

Managements Plan of Operation

When used in this discussion, the words believe, anticipates, expects and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of factors which affect the Companys business, in this report, as well as the Companys periodic reports on Forms 10-KSB and 10-QSB filed with the Securities and Exchange Commission.

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

Subject to obtaining sufficient financing the Company plans to review its mineral claims and, if warranted, undertake further exploration activities.

Change of control

On August 16, 2002, Adam Smith, President and Director of the Company, and Gordon Krushnisky, Secretary Treasurer and Director, each entered into two separate Stock Purchase Agreements with Daniel T. Farrell whereby Smith and Krushniksy sold collectively 4,000,000 common shares in the capital stock of the Company to Farrell for a total consideration of $4,000 cash. Pursuant to the above noted Agreement, Farrell was appointed the Companys President, Secretary and Treasurer. The Companys Board of Directors elected Farrell to the Board of Directors effect on August 30, 2002. At the same time, Smith and resigned. This resulted in a change of control. Refer to Item 6 (b) below.

Liquidity and Capital Resources

At the present time, Quincy Resources Inc. does not have sufficient funds to undertake any exploration program on its property and therefore it will have to determine the best method of raising funds to accomplish its goals. To this end the Company has undertaken a private placement of up to 700,000 units of the Company, at a price of $0.15 per unit, each unit consisting of one common share of the Issuer and one-half of one warrant to purchase one additional common share of the Issuer at a price of $0.25 for one year. As at October 31, 2002 the Company had received subscriptions for 100,000 units. The subscriptions received are included in the account payable.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has outstanding 10,026,500 shares of common stock as at October 31, 2002. Other than mentioned under Item 6 (b) below, there have been no changes in securities since the Companys fiscal year end.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

No report is required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed below and are incorporated herein by this reference.

No Exhibits are required

(b) Change of control. For details pertaining to the change of control refer to Information Statement Pursuant to Section 14 (f) of the Securities Exchange Act of 1934 and Rule 14f-1 and the Companys Current Report filed on Form 8-K dated September 3, 2002 which can be viewed on the following website: http://www/sec/gov

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINCY RESOURCES INC.

November 29, 2002

/s/ "Daniel Farrell"

Daniel Farrell

Director

CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB for the six -month period ended October 31, 2002 of Quincy Resources Inc. (the "Company"), Daniel Farrell, President and Director of the Company, hereby certify that, to the best of his knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ "Daniel Farrell"
Daniel Farrell
Director

December 15, 2002