Form 10QSB
period 2003-01-31
QUINCY RESOURCES INC
filed 2003-04-10
CIK 1092619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2002 to January 31, 2003

Commission File number 0-31501

QUINCY RESOURCES INC.
(Exact name of registrant as specified in charter)
Nevada	98-0218264
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)
309 Centre Street
Hancock MI, 49930-2107
(Address of principal executive offices) (Zip Code)
906-482-4695
Registrants telephone number, including area code
N/A
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.
Class	Outstanding as of January 31, 2003
16,559,834	Common Stock, $0.001 per share

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Quincy Resources Inc. (an exploration stage company) and subsidiary at January 31, 2003 and April 30, 2002 and the consolidated statement of operations and consolidated statement of cash flow for the nine months ended January 31, 2003 and 2002, and for the period from May 5, 1999 (date of inception) to January 31, 2003 have been prepared by the Companys management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended January 31, 2003, are not necessarily indicative of the results that can be expected for the year ending April 30, 2003.

F1

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
	January 31, 2003	April 30, 2002
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$ 70,229	$ 41
Investment in subsidiary (note 6)	1	-
TOTAL ASSETS	$ 70,230	$ 41
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
CURRENT LIABILITIES
Due to a related party	38,814	6,016
Accounts payable	1,297	13,801
Total Current Liabilities	40,111	19,817
STOCKHOLDERS EQUITY (DEFICIT)
Common stock
200,000,000 shares authorized, at $0.001 par value; 16,559,834 shares issued and outstanding	16,560	10,027
Capital in excess of par value	114,491	35,023
Deficit accumulated during the exploration Stage	(100,932)	(64,826)
Total Stockholders Equity (Deficit)	30,119	(19,776)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$ 70,230	$ 41

The accompanying notes are an integral part of these unaudited consolidated financial statements

F2

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended January 31, 2003	Three Months Ended January 31, 2002	Nine Months Ended January 31, 2003	Nine Months Ended January 31, 2002	Inception to January 31, 2003
SALES	$ 0	$ 0	$ 0	$ 0	$ 0
GENERAL AND ADMINISTRATIVE EXPENSES:
Accounting	565	950	1,565	2,852	13,915
Bank charges	106	20	154	84	434
Consulting	0	0	0	0	1,000
Edgar filing fees	0	200	0	659	2,083
Geology report	0	0	0	0	1,950
Incorporation costs	0	0	0	0	670
Legal fees	6,500	0	13,859	465	14,324
Management fees	1,500	1,500	4,500	4,500	22,500
Office	164	131	189	836	1,867
Rent	0	900	900	2,700	11,700
Staking fees	5,000	0	5,000	2,902	9,007
Telephone	300	300	600	900	4,200
Transfer agent	542	1,473	737	1,680	6,367
Travel and promotion	8,602	0	8,602	0	10,915
NET LOSS	$ (23,279)	$ (5,474)	$ (36,106)	$ (17,576)	$ (100,932)
NET LOSS PER COMMON SHARE
Basic	$ -	$ -	$ -	$ -	$ -
AVERAGE OUTSTANDING SHARES
Basic	13,293,167	10,026,500	13,293,167	10,026,500

(Diluted loss per share has not been presented as the result is anti-dilutive)
The accompanying notes are an integral part of these unaudited consolidated financial statements

F3

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
	Three Months Ended January 31, 2003	Three Months Ended January 31, 2002	Nine Months Ended January 31, 2003	Nine Months Ended January 31, 2002	Inception to January 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (23,279)	$ (5,474)	$ (36,106)	$ (17,576)	$ (100,932)
Adjustments to reconcile net loss to net cash provided by operating activities:
Donated services	1,800	2,700	6,000	8,100	38,400
Increase in accounts payable	543	2,038	(12,504)	3,673	1,297
Net cash from operations	(20,939)	(736)	(42,610)	(5,803)	(61,235)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	65,000	0	80,000	0	92,650
Advance from a related party	11,165	725	32,798	5,860	38,814
Net cash from financing activities	76,165	725	112,798	5,860	131,464
Net Increase (Decrease) in Cash	55,229	(11)	70,188	57	70,229
Cash at Beginning of period	15,000	68	41	0	0
CASH AT END OF PERIOD	$ 70,229	$57	$ 70,229	$ 57	$ 70,229

The accompanying notes are an integral part of these unaudited consolidated financial statements

F4

QUINCY RESOURCES INC. (and Subsidiary)
 (Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003
(Unaudited)

1. NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

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

The Company is in the exploration stage and will continue to be in the exploration stage until the Company achieves significant revenues from operations. In an exploration stage company, management devotes most of its activities in acquiring and developing mineral properties. The ability of the Company to emerge from the exploration stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee that the Company will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt regarding the Companys ability to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Quincy Resources Inc and its wholly-owned subsidiary Atlas Database Corp.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Accounting

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.

b) Fiscal Year

The Companys fiscal year end is April 30.

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

F5

QUINCY RESOURCES INC. (and Subsidiary)
 (Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 31, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

d) Income Taxes

On January 31, 2003, the Company had a net operating loss carry forward of $81,605. The tax benefit of $24,481 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss carry forward begin to expire in 2014 and will fully expire in 2017.

e) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS no. 128, "Earnings per Share (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti-dilutive.

f) Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

g) Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Companys financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future periods.

h) Financial Instruments

The carrying amounts of financial instruments including cash and accounts payable, are considered by management to be their estimated fair values

i) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements

F6

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 31, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

j) Capitalization of Mining Claim Costs

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

k) Environmental Requirements

At the report date environmental requirements related to the mineral leases acquired are unknown and therefore an estimate of any future cost cannot be made.

l) Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company does not expect adoption of this standard to have a material effect on the Companys results of operations or financial position.

3. ACQUISITION OF MINERAL LEASES

a) English Township

In July 2001, the Company acquired and staked an undeveloped mineral claim containing 16 units covering 256 hectares located in the Ferrier Creek area of the English Township in the Porcupine mining Division of Ontario, Canada approximately 50 kilometres south of the mining community of Timmins. The Company re-staked the mineral claims on June 13, 2001 and recorded them as follows:

Mineral claim number P1184080 on July 4, 2001; and

Mineral claim numbers P1167077 and P1167078 on July 10, 2001.

The claims are due to expire in the second half of 2003.

F7

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 31, 2003

b) Silver Bow

In January 2003, the Company optioned 73 unpatented lode mining claims in Nye County, Nevada. The Company must make advanced royalty payments of $165,000 by the fifth anniversary date. The owner maintains a 3% Net Smelter Return (NSR) of which the Company has the right to purchase two thirds of the NSR for $1,500,000 and the final third for an additional $2,000,000.

c) AG

In March 2003, the Company staked 44 lode mining claims in Humboldt County, Nevada.

4. COMMON STOCK

Since inception the Company completed Regulation D offerings of 16,559,834 shares of its capital stock for $92,650. The Company has undertaken a private placement of up to 1,000,000 common shares of the Company, at a price of $0.25 per share .
	Shares	Common Stock $	Capital in Excess of Par Value $	Accumulated Deficit $
Balance April 30, 2002	10,026,500	10,027	35,023	(64,826)
Issuance of common stock for cash @ $0.15	533,334	533	79,467
Issuance of common stock for a subsidiary (note 6)	6,000,000	6,000	(5,999)
Contributions to capital expenses - related parties			6,000
Net loss for the period ended January 31, 2003				(36,106)
	16,559,834	16,560	114,491	(100,932)

Warrants

There are 266,667 common share purchase warrants outstanding to purchase 266,667 common shares at $0.25 per share, these warrants expire between November 30, 2003 to January 10, 2004.

F8

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 31, 2003

5. RELATED PARTY TRANSACTIONS / BALANCES

The present officer-director of the Company who holds 24.2% of the common stock issued has advanced the sum of $38,814 to the Company, $26,814 through the payment of certain of the Companys expenses and $12,000 through demand loans to the Company which bear 10% simple interest. For the nine month period ended January 31, 2003, $6,000 has been included as donated services from officers and directors of the Company. These services include charges for office rent, telephone charges and management services.

6. PURCHASE ACQUISITION

On January 8, 2003 the Company incorporated Atlas Database Acquisition Corp (subsidiary), for the purpose of acquiring Atlas Database Corp (Atlas). Atlas owned a gold exploration database which the Company wanted to acquire. The Company acquired all of the issued and outstanding shares of Atlas Database Corp. in a tax-free exchange pursuant to an Agreement and Plan of Merger dated January 17, 2003, between Atlas Database Corp. and Atlas Database Acquisition Corp. Pursuant to the terms of the Agreement and Plan of Merger, the subsidiary acquired all the issued and outstanding shares of capital stock of Atlas in exchange for 6,000,000 newly issued shares of the Company. Concurrently with the acquisition, the Subsidiary was merged with and into Atlas. The transaction was recorded as a purchase and as a result no Goodwill was recorded. The share consideration represents 36.23% of the issued and outstanding common shares. No value was assigned to the exchange because a value based upon past expenditures could not be established.

7. SUBSEQUENT EVENT

In April 2003, the Company completed private placements with arms length investors for 192,500 common shares at $0.25 per share for total consideration of $48,125. No warrants were attached these private placements.

F9

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

The Company was incorporated under the laws of the State of Nevada on May 5, 1999 with authorized common stock of 200,000,000 shares with $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date three series of mineral claims, with unknown reserves, had been acquired: the Quincy Property, the Silver Bow Property and the NG Property, all of which are discussed below. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage.

The Company is in the exploration stage and will continue to be in the exploration stage until the Company achieves significant revenues from operations. In an exploration stage company, management devotes most of its activities in acquiring and developing mineral properties. The ability of the Company to emerge from the exploration stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee that the Company will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt regarding the Companys ability to continue as a going concern. Managements plans for the continuation of the Company as a going concern include financing the Companys operations through sales of its unregistered common stock. If the Company is not successful with its plans, investors could then lose all or a substantial portion of their investment.

Managements Plan of Operation

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

Summary

Since the change in control of the Company in August, 2002, the Company has raised approximately $130,000 in equity capital pursuant to private placements, acquired a natural resource mineral exploration database, acquired or staked two additional mineral properties located in Nevada, and added depth of experience to its board of directors. The next steps in the Companys plan are to develop a public market for its common stock and to raise additional financing sufficient to locate, assess and acquire additional natural resource properties and to conduct preliminary exploration work on its properties.

Atlas Database

In January, 2003 the Company acquired Atlas Database Corp (Atlas), the owner of a natural resource exploration database developed by Atlas Minerals Inc. during the period 1982 through 1997. The majority of the information contained in the database relates to research on bulk mineable precious mineralized material in the western United States, particularly sediment hosted disseminated gold mineralized material and volcanic hosted disseminated hot springs gold mineralized material. Management of the Company intends to utilize this database to further its stated business objective of locating, acquiring and exploring mineral natural resource properties

Atlas Database Corp. was acquired in an arms length tax-free exchange pursuant to an Agreement and Plan of Merger between the Company, Atlas Database Acquisition Corp., a wholly owned subsidiary of the Company, Atlas Database Corp., Platoro West Incorporated and William N. Sheriff. Mr. Sheriff is the sole shareholder of Platoro West Incorporated which was, in turn, the sole shareholder of Atlas Database Corp. Pursuant to the terms of the Agreement and Plan of Merger, 6,000,000 shares of the Company were issued to Platoro West Incorporated in exchange for all of the issued and outstanding shares of Atlas Database Corp., Atlas Database Acquisition Corp. merged with and into Atlas Database Corp. and its separate existence ceased. As a result of the foregoing, Atlas Database Corp. is now a wholly-owned subsidiary of the Company.

Mineral Properties

Quincy Property

The Company had an independent consultant re-stake certain mineral claims in English township in the Porcupine Mining Division of Ontario, Canada on June 13, 2001 and had the mineral claims recorded as follows: number P1184080 was recorded on July 4, 2001 and numbers P1167078 and P1167077 were recorded on July 10, 2001. These claims are in good standing for two years from the date of recording. Therefore, none of the claims will expire until July 2003. No known mineral deposits are known to exist on the claims. The Company has not undertaken any exploration work on the claims since they were recorded in July 2001.

Silver Bow Property

In February, 2003 the Company acquired 73 unpatented lode mining claims in Nye County, Nevada known as the Silver Bow Property. The Company must make advanced royalty payments totaling $165,000 by the fifth anniversary date as follows:

$10,000 upon signing (paid)
$15,000 on the 1st anniversary
$20,000 on the 2nd anniversary
$30,000 on the 3rd anniversary
$40,000 on the 4th anniversary
$50,000 on the 5th anniversary

The Company will also be required to make advance royalty payments of $50,000 for each year thereafter. The vendors maintain a 3% Net Smelter Return (NSR) royalty in the property of which the Company has the right to purchase two thirds of the NSR for $1,500,000 and the final third for an additional $2,000,000.

NG Property

In March 2003, the Company staked 44 lode mining claims in Humboldt County, Nevada known as the NG Property.

The Company has not conducted any exploration activities on its mineral properties. Subject to obtaining sufficient financing the Company plans to review these mineral claims and, if warranted, undertake further exploration activities.

Change of control

On August 16, 2002, Adam Smith, President and Director of the Company, and Gordon Krushniksy, Secretary, Treasurer and Director, each entered into two separate Stock Purchase Agreements with Daniel T. Farrell whereby Smith and Krushniksy sold collectively 4,000,000 common shares in the capital stock of the Company to Farrell for a total consideration of $4,000 cash. Pursuant to the above noted Agreement, Farrell was appointed the Companys President, Secretary and Treasurer. The Companys Board of Directors elected Farrell to the Board of Directors effect on August 30, 2002. At the same time, Smith and Krushnisky resigned. This resulted in a change of control. Refer to Item 6 (b) below.

On January 17, 2003 the Company acquired Atlas Database Corp. (see above). As a result of this transaction, Platoro West Incorporated, a company wholly-owned by William N. Sheriff was issued 6,000,000 shares of the common stock, being 36.23% of our issued and outstanding common stock as at January 31, 2003. This resulted in a change of control. Refer to Item 6 (c) below.

New Directors

Since September, 2002 three new directors have been appointed to the Board of Directors of the Company: Thomas Skimming, William Carl Utterback and George Cole.

Liquidity and Capital Resources

Management has determined that because of the deficiency in working capital, significant operating losses and lack of liquidity, there is doubt about the ability of the Company to continue in existence unless additional working capital is obtained.

At the present time, Quincy Resources Inc. does not have sufficient funds to undertake all of its exploration programs on its properties and therefore it will have to determine the best method of raising funds to accomplish its goals. To this end the Company has undertaken a two private placements. In the first, the Company issued 533,333 units, at a price of $0.15 per unit for gross proceeds of $80,000, each unit consisting of one common share of the Company and one-half of one common share purchase warrant to purchase one additional common share of the Company at a price of $0.25 for one year. This private placement closed on January 31, 2003 and was made in reliance upon the exemption provided by Regulation S.

The second private placement was completed in April 2003. 192,500 common shares were issued at $0.25 per share for total proceeds of $48,125. No warrants were attached to this private placement. This private placement was conducted in reliance upon exemptions provide by Regulation D and S.

The monies raised ($128,125) are to be used to fund the initial acquisition costs of the Companys mineral properties and preliminary exploration work thereon, as well as for general working capital purposes. However, these funds will be insufficient to fund significant exploration activities on the Companys mineral properties. The Company plans to conduct such exploration activities as it considers appropriate and, if the results of such activities warrant, attempt to raise additional capital to fund more significant exploration activities.

Results of Operations

Most of the activity for the nine month period ended January 31, 2003, was in the three month period ended January 31, 2003. The Company staked some claims (see note to the financial statements) raised some funds and was arranging the second private placement (see liquidity and Capital Resources - above). Legal fees increased due to the competition and arrangement of the private placements and the acquisition of its subsidiary. Travel and promotion increased due to the travel requirements to the new properties in Nevada.

$6,000 of donated services were recorded for the nine months January 31, 2003, as compared to $8,100 for the period ended January 31, 2002, the difference being telephone charges which were being paid in the current period.

Accounts payables decreased by $12,504, this amount having been paid by the Companys President and therefore credited to the related party account. The Companys President also contributed an additional $20,294 an took assignment of an account payable of $6,016.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to foreign currency risk due to the Companys revenue transactions being conducted in U.S. dollars.

Part II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its mineral claims. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its mineral claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has outstanding 16,559,834 shares of common stock and share purchase warrants entitling the holders thereof to purchase an additional 266,667 shares as at January 31, 2003. Other than mentioned under "Liquidity and Capital Resources" above, there have been no changes in securities since the Companys fiscal year end. The share purchase warrants are exercisable at a price of $0.25 per share and expire between November 2003 to January 2004. The certificates representing the warrants provide for the appropriate adjustment in the class and number of share issued upon exercise of the warrants upon the occurrence of certain events, including any subdivision, consolidation or reclassification of the Companys share capital.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

No report is required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed below and are incorporated herein by this reference.

No Exhibits are required

(b) Change of control August, 2002. For details pertaining to the change of control refer to Information Statement Pursuant to Section 14 (f) of the Securities Exchange Act of 1934 and Rule 14f1 and the Companys Current Report filed on Form 8K dated September 3, 2002 which can be viewed on the Securities and Exchange Commission website.

(c) Change of Control, January 2003. For details refer to the Companys current report filed on Form 8K dated January 17, 2003 which can be viewed on the Securities and Exchange Commission website.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINCY RESOURCES INC.

April 2, 2003

/s/ "Daniel Farrell"

Daniel Farrell

President, Director, and Principal Executive Officer

CERTIFICATE

I, Daniel Farrell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Quincy Resources, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report.

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of the registrants Board of Directors (or persons performing the equivalent functions);

a. all significant deficiencies in the design or operations of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ "Daniel Farrell"
Daniel Farrell
President, Director, and Principal Executive Officer
April 2, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel Farrell, President, Director, and Principal Executive Officer of Quincy Resources Inc. (the "Company"),, hereby certify that, to the best of my knowledge and belief:

1. The Quarterly Report on Form 10-QSB, of the Company for the nine month period ended January 31, 2003, as filed with the Securities and Exchange Commission (the "Quarterly Report"), fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ "Daniel Farrell"
Daniel Farrell
President, Director, and Principal Executive Officer
April 2, 2003