Form 10QSB/A
period 2003-01-31
QUINCY RESOURCES INC
filed 2003-08-15
CIK 1092619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 000-31501
QUINCY RESOURCES INC. (Exact name of registrant as specified in charter)
Nevada (State or other jurisdiction of Incorporation or organization)	98-0218264 (I.R.S. Employer Identification No.)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.
Class Common Stock $0.001 per share	Outstanding as of January 31, 2003 16,559,833

TABLE OF CONTENTS
PART I ITEM 1 ITEM 2 ITEM 3 ITEM 4 PART 11 ITEM 1 ITEM 2 ITEM 3 ITEM 4 ITEM 5 ITEM 6

FINANCIAL INFORMATION

FINANCIAL STATEMENTS

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
DESCRIPTION OF BUSINESS
MANAGEMENTS PLAN OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
RESULT OF OPERATIONS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONTROLS AND PROCEDURES

OTHER INFORMATION

LEGAL PROCEEDINGS

CHANGES IN SECURITIES AND USE OF PROCEEDS

DEFAULTS UPON SENIOR SECURITIES

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

CERTIFICATES

F1-F10 11 11 11 14 15 15 15 15 15 16 16 16 16 17 18

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

F1

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
	January 31, 2003 (Unaudited) $	April 30, 2002 (Audited) $

ASSETS Cash Database net or amortization (note 6) TOTAL ASSETS	70,229 11,039 81,268	41 - 41
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
CURRENT LIABILITIES Due to a related party Accounts payable Total Current Liabilities	38,814 1,903 40,717	6,016 13,801 19,817
STOCKHOLDERS EQUITY (DEFICIT)

Common stock
200,000,000 shares authorized, at $0.001 par
value; 16,559,833 shares issued and
outstanding
Capital in excess of par value
Deficit accumulated during the exploration
stage
Total Stockholders Equity (Deficit)

	16,560 125,582 (101,591) 40,551	10,027 35,023 (64,826) (19,776)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	81,268	41

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
GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting
Amortization
Bank charges
Consulting
Edgar filing fees
Geology report
Incorporation costs
Legal fees
Executive Compensation
Office
Rent
Staking fees
Telephone
Transfer agent
Travel and promotion

	565 53 106 0 0 0 0 5,879 1,500 158 0 5,000 300 1,775 8,602	950 20 0 200 0 0 0 1,500 131 900 0 300 1,473 0	1,565 53 154 0 0 0 0 13,238 4,500 183 900 5,000 600 1,970 8,602	2,852 84 0 659 0 0 465 4,500 836 2,700 2,902 900 1,680 0	13,915 53 434 1,000 2,083 1,950 670 13,703 22,500 1,861 11,700 9,007 4,200 7,600 10,915
NET LOSS	$ (23,938)	$ (5,474)	$ (36,765)	$ (17,576)	$ (101,591)
NET LOSS PER COMMON SHARE
Basic	$ -	$ -	$ -	$ -	$ -
AVERAGE OUTSTANDING SHARES
Basic	13,293,167	10,026,500	13,293,167	10,026,500

(Diluted loss per share has not been presented as the result is anti-dilutive)
The accompanying notes are an integral part of these unaudited consolidated financial statements

F3

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
	Three Months Ended January 31, 2003	Three Months Ended January 31, 2002	Nine Months Ended January 31, 2003	Nine Months Ended January 31, 2002	Inception to January 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (23,938)	$ (5,474)	$ (36,765)	$ (17,576)	$(101,591)
Adjustments to reconcile net loss to net cash provided by operating activities:
Donated services Amortization Increase in accounts payable	1,800 53 1,149	2,700 0 2,038	6,000 53 (11,898)	8,100 3,673	38,400 53 1,297
Net cash from operations	(20,936)	(736)	(42,610)	(5,803)	(61,235)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuances Advance from a related party Net cash from financing activities Net Increase (Decrease) in Cash Cash at Beginning of period	65,000 11,165 76,165 55,229 15,000	0 725 725 (11) 68	80,000 32,798 112,798 70,188 41	0 5,860 5,860 57 0	92,650 38,814 131,464 70,229 0
CASH AT END OF PERIOD	$ 70,229	$57	$ 70,229	$ 57	$ 70,229

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


QUINCY RESOURCES INC. (and Subsidiary)
 (Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 31, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued
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

h) Financial Instruments

The carrying amounts of financial instruments including cash and accounts payable, are considered by management to be their estimated fair values

i) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements

F6


QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 31, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

j) Mining Claim Costs

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

The claims were allowed to expire in the second half of 2003.

F7


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

c) AG

In March 2003, the Company staked 44 lode mining claims in Humboldt County, Nevada.

4. COMMON STOCK

Since inception the Company completed Regulation D offerings of 16,559,833 shares of its capital stock for $92,650. The Company has undertaken a private placement of up to 1,000,000 common shares of the Company, at a price of $0.25 per share .

Shares	Common Stock $	Capital in Excess of Par Value $	Accumulated Deficit $

Balance April 30, 2002

Issuance of common stock for cash @ $0.15

Issuance of common stock for a data base (note 6)

Contributions to capital expenses - related parties

Net loss for the period ended January 31, 2003

10,026,500 533,333 6,000,000 16,559,833	10,027 533 6,000 16,560	35,023 79,467 (5,092) 6,000 125,583	(64,826) (36,765) (101,591)

Warrants
 There are 266,667 common share purchase warrants outstanding to purchase 266,667 common shares at $0.25 per share, these warrants expire between November 30, 2003 to January 10, 2004.

F8


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

6. PURCHASE ACQUISITION

On January 8, 2003 the Company incorporated Atlas Database Acquisition Corp (subsidiary), for the purpose of acquiring Atlas Database Corp (Atlas). Atlas owned a gold exploration database which the Company wanted to acquire. The Company acquired all of the issued and outstanding shares of Atlas Database Corp. in a tax-free exchange pursuant to an Agreement and Plan of Merger dated January 17, 2003, between Atlas Database Corp. and Atlas Database Acquisition Corp. Pursuant to the terms of the Agreement and Plan of Merger, the subsidiary acquired all the issued and outstanding shares of capital stock of Atlas in exchange for 6,000,000 newly issued shares of the Company. Concurrently with the acquisition, the Subsidiary was merged with and into Atlas. The transaction was recorded as a purchase and as a result no Goodwill was recorded. The share consideration represents 36.23% of the issued and outstanding common shares. The only asset held by Atlas was a database as out lined below. The stock of Atlas acquired by the Company was valued at $11,092, the remaining book value of the database. The operations of the subsidiary are included in the consolidated statement of operations starting January 24, 2003. There were no contiNgent terms as part of the acquisition agreement.

In June 2000, Atlas Database Corp. purchased a database for $15,000. The database contains information on the natural resources exploration developed during the period 1982 through 1997. The majority of the information contained in the database related to research on bulk mineable precious mineralized material in the western United States.

The database is being amortized over ten years starting from the date of purchase.

F9


QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 31, 2003

7. SUBSEQUENT EVENT

In April 2003, the Company completed private placements with arms length investors for 192,250 common shares at $0.25 per share for total consideration of $48,813. No warrants were attached these private placements. 148,000 common shares were issued at $0.25 for the payment of debt.

8. GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, there is substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through contributions from officers, additional equity funding, and long term financing, which will enable the Company to operate in the coming year.

Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

F10


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

The Company was incorporated under the laws of the State of Nevada on May 5, 1999 with authorized common stock of 200,000,000 shares with $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date three series of mineral claims, with unknown reserves, had been acquired: the Quincy Property, the Silver Bow Property and the AG Property, all of which are discussed below. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage.

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


Atlas Database

On January 17, 2003 we acquired Atlas Database Corp, the owner of a natural resource exploration database developed by Atlas Minerals Inc. during the period 1982 through 1997. The majority of the information contained in the database relates to research on bulk mineable precious mineralized material in the western United States, particularly sediment hosted disseminated gold deposits and volcanic hosted disseminated hot springs gold mineralized material. Our management intends to utilize this database to further its stated business objective of locating, acquiring and exploring mineral natural resource properties.

Atlas Database Corp. was acquired pursuant to an Agreement and Plan of Merger between ourselves, Atlas Database Acquisition Corp., our wholly owned subsidiary, Atlas Database Corp., Platoro West Incorporated ("Platoro") and William M. Sheriff. Mr. Sheriff is the sole Shareholder of Platoro which was, in turn, the sole shareholder of Atlas Database Corp. Pursuant to the terms of the Agreement and Plan of Merger, 6,000,000 shares of our common stock were issued to Platoro West Incorporated in exchange for all of the issued and outstanding shares of Atlas Database Corp., Atlas Database Acquisition Corp. merged with and into Atlas Database Corp. and its separate existence ceased. As a result of the foregoing, Atlas Database Corp. is now our wholly-owned subsidiary.

The purchase price for the Atlas Database of 6,000,000 shares of our common stock was determined through arms length negotiations between ourselves and Platoro.

Atlas Database Corp. was formed in January, 2003 and was assigned all of Platoros right, title and interest in and to the Atlas Database in exchange for $15,000 cash. Prior to the Agreement and Plan of Merger, Platoro was the sole shareholder of Atlas Database Corp. and therefore its parent company.

Platoros interest in the Atlas Database was acquired pursuant to a Bill of Sale and Letter Agreement between Platoro and Atlas Minerals Inc. dated June 10, 2000. The purchase price paid by Platoro to Atlas Minerals Inc. was $15,000 cash. As required by the Letter Agreement, we have agreed to comply with the terms thereof. Accordingly, we are required to allow Atlas Minerals Inc. access to the data contained in the Atlas Database for competitive purposes, provided that Atlas Minerals Inc. provides reasonable notice. To date, Atlas Minerals Inc. has not requested access to the data. The Letter Agreement does not provide for sales of any of the data contained in the Atlas Database by Atlas Minerals Inc. to third parties, it only requires that we grant access to the data for competitive purposes. However, it does not specifically prohibit such sales. We have not obtained a legal opinion on whether or not Atlas Minerals Inc. has the right to sell any of the data contained in the Atlas Database to third parties. However, we are of the view that such sales would be a violation of the terms of the Letter Agreement and would take steps to prevent such sales. We can give no assurance that we would be successful in this regard. Pursuant to the terms of the Letter Agreement, Atlas Minerals Inc. is entitled to access the Atlas Database for the purpose of competing directly with us. Pursuant to the terms of the Letter Agreement, in the event we sell any of the data to a third party we are required to pay Atlas Minerals Inc. 25% of the proceeds of the sale. We do not require the consent of Atlas Minerals Inc. to sell any of the data to a third party.

Pursuant to the terms of the Agreement and Plan of Merger we have granted Platoro the option to repurchase from us the Atlas Database on an "as is, where is" basis, provided that (i) during the 365 day period prior to the exercise of the option we have not made commercial use of the Atlas Database and (ii) we have no commercially reasonable plans for use of the Atlas Database. The exercise price of the option is payment by 6,000,000 shares of our common stock. Accordingly, the option exercise price is the same as the purchase price. In the event that we sell the Atlas Database to an arms length third party the option granted to Platoro will terminate.


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

The claims comprising the Quincy Property were allowed to expire in the secon half of 2003.

Silver Bow Property

Pursuant to the terms of a Mining Lease and Agreement made the 21st day of February, 2003 between ourselves and Donald K. Jennings and Renegade Exploration (the "Owners"), we acquired the exclusive right to explore and mine ores and minerals of any kind (except oil and gas) on 73 unpatented lode mining claims in Nye County, Nevada known as the Silver Bow Property.

The lease is subject to a 3% Net Smelter Return (NSR) royalty in favor of the Owners. We have the right to purchase two thirds of the NSR for $1,500,000 and the final third for an additional $2,000,000. The lease has a term of 15 years, provided that the following advance royalty payments are made to the Owners:

- $10,000 upon signing (paid);
- $15,000 on February 21st, 2004;
- $20,000 on February 21st, 2005;
- $30,000 on February 21st, 2006;
- $40,000 on February 21st, 2007;
- $50,000 on February 21st, 2008; and
- $50,000 on each February 21st thereafter.

Pursuant to the terms of the Mining Lease and Agreement we have also agreed with the Owners that, in the event that we locate any additional unpatented mining claims within an "Area of Interest" surrounding the Silver Bow Property, such claims will be subject to the Mining Lease and Agreement and, as a result, we will be obligated to pay a 3% NSR royalty referred to above to the Owners in respect of such claims. In the event that any claims we located are inside the "Area of Interest"" and are subject to a royalty payable to a third party, the 3% NSR royalty payable to the Owners will be reduced on a dollar for dollar basis. The "Area of Interest" is defined by specific boundaries and encompasses 1,887 hectares located around the Silver Bow Property.

There are no known reserves on the Silver Bow Property and any proposed program by us is exploratory in nature. We have not conducted any exploration activities on the Silver Bow Property. Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in the Silver Bow Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.


AG Property

In March 2003, we staked 44 lode mining claims in Humboldt County, Nevada known as the AG Property. The claims comprising the AG Property were staked on our behalf by MXS Inc., and are currently registered in its name. MXS Inc. has executed a quit-claim deed in our favor and the claims comprising the AG Property are in the process of being transferred to us.

The AG Property is located approximately 32 miles northwest of the town of Orovada in Humboldt County, Nevada. The Property lies within the Bilk Creek Mountains and encompasses a small hill.

There are no known reserves on the AG Property and any proposed program by us is exploratory in nature.

We have not conducted any exploration activities on the AG property. Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in the AG Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

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

The second private placement was completed in April 2003. 192,250 common shares were issued at $0.25 per share for total proceeds of $48,062. No warrants were attached to this private placement. This private placement was conducted in reliance upon exemptions provide by Regulation D and S.


The monies raised ($128,062) are to be used to fund the initial acquisition costs of the Companys mineral properties and preliminary exploration work thereon, as well as for general working capital purposes. However, these funds will be insufficient to fund significant exploration activities on the Companys mineral properties. The Company plans to conduct such exploration activities as it considers appropriate and, if the results of such activities warrant, attempt to raise additional capital to fund more significant exploration activities.

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

Accounts payables decreased by $9,284 from those due at January 31, 2002, this amount having been paid by the Companys President and therefore credited to the related party account. The Companys President also contributed an additional $23,514 and took assignment of an account payable of $6,016.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to foreign currency risk due to the Companys revenue transactions being conducted in U.S. dollars.

ITEM 4 CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a-14(c) and 15d- 14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to it by others within the Company, particularly during the period in which this quarterly report on Form 10QSB was being prepared.

(b) Changes in Internal Controls. There were not significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has outstanding 16,559,833 shares of common stock and share purchase warrants entitling the holders thereof to purchase an additional 266,667 shares as at January 31, 2003. Other than mentioned under "Liquidity and Capital Resources" above, there have been no changes in securities since the Companys fiscal year end. The share purchase warrants are exercisable at a price of $0.25 per share and expire between November 2003 to January 2004. The certificates representing the warrants provide for the appropriate


adjustment in the class and number of share issued upon exercise of the warrants upon the occurrence of certain events, including any subdivision, consolidation or reclassification of the Companys share capital.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

No report is required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed below and are incorporated herein by this reference.

Exhibit 99.1 Certificate pursuant to Sarbanes-Oxley Act of 2002.

(b) Acquisition of Assets and Other Events, January 2003. This Report reported on the acquisition by us of the Atlas Database as described above, as well as the private placements by us of 533,333 units as described above and the appointment of Messrs. Skimming and Utterback to our board of directors. For details refer to the Companys current report filed on Form 8-K/A dated August 14, 2003 (SEC file no. 000-31501) which can be viewed on the Securities and Exchange Commission website.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINCY RESOURCES INC.

August 14, 2003

/s/ "Daniel Farrell"
Daniel Farrell
President, Chief Financial Officer, Secretary and Director


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
President (Chief Executive Officer)
August 14, 2003


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
Chief Financial Officer
August 14, 2003
