Form 10QSB/A
period 2002-10-31
QUINCY RESOURCES INC
filed 2003-08-18
CIK 1092619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.
Class Common Stock $0.001 per share	Outstanding as of October 31, 2002 10,026,500

INDEX
PART I. ITEM 1. ITEM 2. ITEM 3. PART 11. ITEM 1. ITEM 2. ITEM 3. ITEM 4. ITEM 5. ITEM 6.

FINANCIAL INFORMATION

Financial Statements

Balance Sheet as at October 31, 2002 and April 30, 2002

Statement of Operations
For the six months ended October 31, 2002 and 2001 and for the period from May 5, 1999 (Date of Inception) to October 31, 2002

Statement of Cash Flows
For the six months ended October 31, 2002 and 2001 and for the period from May 5, 1999 (Date of Inception) to October 31, 2002

Notes to Financial Statements

Plan of Operations

Controls and Procedures

OTHER INFORMATION

Legal Proceedings

Changes in Securities and Use of Proceeds

Default Upon Senior Securities

Submission of Matters to a Vote of Security Holders

Other Information

Exhibits and Reports on Form 8-K

Signature

Certifications

Page Number 3 4 5 6 7 10 10 11 11 11 11 11 11 12 13

PART I FINANCIAL INFORMATION

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

ASSETS
CURRENT ASSETS

Cash

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES

Accounts payable related party
Accounts payable and deposits
Total Current Liabilities

STOCKHOLDERS EQUITY
Common stock
200,000,000 shares authorized, at $0.001 par value;
10,026,500 shares issued and outstanding
Capital in excess of par value
Deficit accumulated during the exploration stage
Total Stockholders Deficiency

$15,000 $15,000 27,649 15,754 43,403 10,027 39,223 (77,653) (28,403) $15,000	$41 $41 6,016 13,801 19,817 10,027 35,023 (64,826) (19,776) $41

The accompanying notes are an integral part of these unaudited financial statements

QUINCY RESOURCES INC.
(Exploration Stage Company)
STATEMENT OF OPERATIONS
For the six months ended October 31, 2002 and 2001 and
for the period May 5, 1999 (Date of Inception) to October 31, 2002
(Unaudited Prepared by Management)

	Three Months Ended October 31, 2002	Three Months Ended October 31, 2001	Six Months Ended October 31, 2002	Six Months Ended October 31, 2001	Inception to October 31, 2002

SALES	$ -	$ -		$ -	$ -
GENERAL AND ADMINISTRATIVE EXPENSES:
Accounting Bank charges Consulting Edgar filing fees Geology report Incorporation costs Legal fees Management fees Office Rent Staking fees Telephone Transfer agent Travel	0 16 0 0 0 0 7,359 1,500 0 0 0 0 0 0	950 20 0 0 0 0 0 1,500 171 900 0 300 285 0	1,000 48 0 0 0 0 7,359 3,000 25 900 0 300 195 0	1,900 64 0 459 0 0 465 3,000 705 1,800 2,902 600 207 0	13,350 328 1,000 2,083 1,950 670 7,824 21,000 1,703 11,700 4,007 3,900 5,825 2,313
NET LOSS	$ (8,875)	$ (4,126)	$(12,827)	$ (12,102)	$ (77,653)
NET LOSS PER COMMON SHARE
Basic	$ -	$ -	$ -	$ -	$ -
AVERAGE OUTSTANDING SHARES
Basic	10,039,277	10,026,500	10,032,889	10,026,500

The accompanying notes are an integral part of these unaudited financial statements

QUINCY RESOURCES INC.
(Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the three and six months ended October 31, 2002 and 2001 and for the period from May 5, 1999 (Date of Inception) to October 31, 2002
(Unaudited Prepared by Management)

	Three Months Ended October 31, 2002	Three Months Ended October 31, 2001	Six Months Ended October 31, 2002	Six Months Ended October 31, 2001	Inception to October 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (8,875)	$ (4,126)	$ (12,827)	$ (12,102)	$(77,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Capital contribution expense	1,500	2,700	4,200	5,400	36,600
Increase in accounts payable - related party	21,483	720	21,633	5,135	27,649
Increase in accounts payable	(14,124)	692	(13,047)	1,635	754
Net cash from operations	(16)	(14)	(41)	68	(12,650)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common Stock	15,000	0	15,000	0	27,650
Net Increase (Decrease) in Cash	14,984	(14)	14,959	68	15,000
Cash at Beginning of period	16	82	41	0	0
CASH AT END OF PERIOD	$ 15,000	$ 68	$ 15,000	$ 68	$ 15,000

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


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


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


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

Item 3. CONTROLS and procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a-14(c) and 15d- 14(c) as of a date within 90 days of the filing date of this


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

Exhibit 99.1 Certification pursuant to Sarbanes-Oxley Act of 2002.

(b) Change of control, August 2002. This reported on the acquisition by Daniel T. Farrell of 40% of our issued and outstanding common stock and his appointment as our President, Treasurer, Secretary and director as well as the change of our offices. For details pertaining to the change of control refer to Information Statement Pursuant to Section 14 (f) of the Securities Exchange Act of 1934 and Rule 14f-1 dated August 19, 2002 and the Companys Current Report filed on Form 8-K dated September 3, 2002 (as amended August 14, 2003) which can be viewed on the following website: http://www/sec/gov.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINCY RESOURCES INC.

August 15, 2003

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
August 15, 2003

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
August 15, 2003
