Form 10KSB
period 2003-04-30
QUINCY RESOURCES INC
filed 2003-08-19
CIK 1092619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended April 30, 2003

Commission File Number 000 31501
QUINCY RESOURCES INC. (Exact name of registrant as specified in charter)
Nevada (State or other jurisdiction of Incorporation or organization)	98 0218264 (I.R.S. Employer Identification No.)
309 Centre Street Hancock MI, 49930 2107 (Address of principal executive offices) (Zip Code)
906 482 4695 Issuers telephone number, including area code
Securities registered pursuant to section 12 (b) of the Act:
Title of each class None	Name of each exchange on which registered None
Securities registered pursuant to Section 12 (g) of the Act: Title of Class Common Stock

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S B is not contained in this form, and no disclosure will be contained, to the best of the Issuers knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10 KSB. [ ]

The Issuers revenues for its most recent fiscal year: Nil

As of August 15, 2003, the aggregate market value of the voting stock held by non affiliates of the Issuer, computed by reference to the price at which the Issuers common equity was last sold, was $1,591,021 based upon the price of $0.25/per share.

As of April 30, 2003, the Company has 16,903,083 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ( ); No (X)

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits required by Part III, Item 13 have been incorporated by reference from the Issuers previously filed 10 SB and SB 2 Registration Statements.


TABLE OF CONTENTS

Part I
Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to Vote of Securities Holders

Part II
Item 5. Market for Common Equity and Related Stockholder Matter
Item 6. Managements Discussion and Analysis or Plan of Operation
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III
Item 9. Directors, Executive Officers, Promoters, and Control Persons,
Compliance with Section 16 (a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions

Part IV
Item 13. Exhibits
Item 14. Controls and Procedures

Glossary of Certain Terms

Signatures

Certificates

Page 1 8 8 8 8 10 13 14 14 17 18 19 20 21 21


PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on May 5, 1999 with an authorized capital of 200,000,000 shares of common stock, par value $0.001. We own three mineral properties as well as a natural resource mineral database. Our business office is located at 309 Center Street, Hancock, MI 49930. Our telephone number is (906) 370 4695.

We were organized for the purpose of acquiring and developing mineral properties. We own interests in two sets of mineral claims: the Silver Bow Property and the AG Property. We recently acquired a mining lease on the Lantern Property.

We are an exploration stage company and will continue to be in the exploration stage until we achieve significant revenues from operations. In an exploration stage company, management devotes most of its activities in acquiring and developing mineral properties. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. Our ability of to emerge from the exploration stage with respect to our planned principal business activity is dependent upon our ability to attain profitable operations. There is no guarantee that we will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and we may not be able to obtain such financing on terms which are satisfactory to us. There is substantial doubt regarding our ability to continue as a going concern. Our managements plans for our continuation as a going concern include financing our operations through sales of our unregistered common stock. If we is not successful with our plans, investors could then lose all or a substantial portion of their investment.

Principal Product

Our principal product is the exploration, and if warranted, sale of precious minerals. Since our properties have yet to be explored by us there is no guarantee any ore body will ever be found.

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

Atlas Database Corp. was acquired pursuant to an Agreement and Plan of Merger between ourselves, Atlas Database Acquisition Corp., our wholly owned subsidiary, Atlas Database Corp., Platoro West Incorporated ("Platoro") and William M. Sheriff. Mr. Sheriff is the sole Shareholder of Platoro which was, in turn, the sole shareholder of Atlas Database Corp. Pursuant to the terms of the Agreement and Plan of Merger, 6,000,000 shares of our common stock were issued to Platoro West Incorporated in exchange for all of the issued and outstanding shares of Atlas Database Corp., Atlas Database Acquisition Corp. merged with and into Atlas Database Corp. and its separate existence ceased. As a result of the foregoing, Atlas Database Corp. is now our wholly owned subsidiary.

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


Platoros interest in the Atlas Database was acquired pursuant to a Bill of Sale and Letter Agreement between Platoro and Atlas Minerals Inc. dated June 10, 2000. The purchase price paid by Platoro to Atlas Minerals Inc. was $15,000 cash. As required by the Letter Agreement, we have agreed to comply with the terms thereof. Accordingly, we are required to allow Atlas Minerals Inc. access to the data contained in the Atlas Database for competitive purposes, provided that Atlas Minerals Inc. provides reasonable notice. To date, Atlas Minerals Inc. has not requested access to the data. The Letter Agreement does not provide for sales of any of the data contained in the Atlas Database by Atlas Minerals Inc. to third parties, it only requires that we grant access to the data for competitive purposes. However, it does not specifically prohibit such sales nor would we receive any portion of sales proceeds. We have not obtained a legal opinion on whether or not Atlas Minerals Inc. has the right to sell any of the data contained in the Atlas Database to third parties. However, we are of the view that such sales would be a violation of the terms of the Letter Agreement and would take steps to prevent such sales. We can give no assurance that we would be successful in this regard. Pursuant to the terms of the Letter Agreement, Atlas Minerals Inc. is entitled to access the Atlas Database for the purpose of competing directly with us. Pursuant to the terms of the Letter Agreement, in the event we sell any of the data to a third party we are required to pay Atlas Minerals Inc. 25% of the proceeds of the sale. We do not require the consent of Atlas Minerals Inc. to sell any of the data to a third party.

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

Silver Bow Property

Pursuant to the terms of a Mining Lease and Agreement made the 21st day of February, 2003 between ourselves and Donald K. Jennings and Renegade Exploration (the "Owners"), we acquired the exclusive right to explore and mine ores and minerals of any kind (except oil and gas) on 73 unpatented lode mining claims, located on 1,460 acres, in Nye County, Nevada known as the Silver Bow Property. Its location is shown on the following map.

Silver Bow Property Map Image silverbow.jpg

The Silver Bow leased properties are described as follows:

Name Bow 1 3, 14, 15, 32, 33, 18 23, & 25 Bow 4 13, 16, 17, 24, 26 73	Date Recorded March 1, 2002 April 14, 2003	NMC Number 828189 828202 8464429 846487	Expiry Date August 31, 2003 August 31, 2003

The lease is subject to a 3% Net Smelter Return (NSR) royalty in favor of the Owners. We have the right to purchase two thirds of the NSR for $1,500,000 and the final third for an additional $2,000,000. The lease has a term of 15 years, provided that the following advance royalty payments are made to the Owners:

$10,000 upon signing (paid);
$15,000 on February 21st, 2004;
$20,000 on February 21st, 2005;
$30,000 on February 21st, 2006;
$40,000 on February 21st, 2007;
$50,000 on February 21st, 2008; and
$50,000 on each February 21st thereafter.

While as at the date hereof we have sufficient funds to pay the advance royalty payments due on February 21st, 2004, there is no guarantee that we will have sufficient funds to make such payment when it is due. In addition, we do not have the funds to make the advance royalty payments due beginning February 21st, 2005. To have the funds available we will either seek advances from our directors or officers, or engage in additional offerings of our stock.


At present, we have made no arrangements to do any of these two methods of fund raising. In the event that we determine that the Silver Bow Property does not merit further exploration and development, we will not make any further advance royalty payments. If we fail to make the advance royalty payments the Mining Lease and Agreement will terminate and we will lose our interest in the Silver Bow Property.

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

The claims comprising the Silver Bow Property are numbered Bow 1 73 and are registered in the name of Donald K. Jennings. Maintenance fees on these claims have been paid until September 1, 2003. As a result of the fact that these claims are not registered in our name, other mining companies could claim interests in the 73 unpatented mining claims or challenge our right to conduct exploration activities on the Silver Bow Property.

The acquisition of the Silver Bow Property was based on an examination by two exploration geologists, Thomas Skimming and William Utterback, of : (i) past exploration programs by other companies and individuals; and (ii) the production history of the Silver Bow area and its strategic location within the Midway Structural Trend. The examination led Messrs. Skimming and Utterback to the conclusion that the Silver Bow Property was one of merit, that it exhibited significant gold and silver potential, and warranted further exploration. They then recommended that we negotiate an option agreement for the Silver Bow Property. Messrs. Skimming and Utterback are directors with extensive exploration experience in the State of Nevada.

There are no known reserves on the Silver Bow Property and any proposed program by us is exploratory in nature.

The Bow claims are located within the Silverbow Mining District in Nye County, approximately 50 miles east southeast of the town of Tonopah in south central Nevada. More precisely, the claims are situated in sections 26 and 32 36 inclusive, T1N, R49E in the central part of the Kawich Mountain Range. The Nellis Air Force Bombing Range borders the area to the south. Access is by paved road east of Tonopah on SR 6 and southeast on the access road to the Nevada Test Site boundary and then approximately 20 miles of poorly maintained single track gravel road.

We have not conducted any exploration activities on the Silver Bow Property.

Climate, Local Resources and Physiography

The Silver Bow Property lies at elevations ranging from 6500 to 7600 feet above mean sea level within a moderately rugged terrain. The climate is classified as high arid desert. Temperatures vary from 110F in the summer to 0F in the winter with an average precipitation of only 3.50 inches per year.

History

The first discoveries of gold and silver in the Silverbow District were made in the fall of 1904. The first shipments of ore were made in 1906 and by the fall of the same year, the area was abandoned. The area became active again in 1913 and 1920 when small stamp mills were built.

In 1929, a 50 ton flotation mill was constructed at the Blue Horse Mine but operated for only a short time. During 1940 to 1942, lessees shipped about 160 tons of ore from the Silver Glance Mine averaging .05 ounces per ton in gold and 35 ounces per ton in silver. The mines of the Silverbow District were the most consistent gold and silver producers in the area. Ore was shipped annually from the district from 1906 through 1955 with only a few short gaps of no recorded production. Total production from the Silverbow District as calculated by the United States Bureau of Mines (USBM) is 3,246 tons of ore yielding 8,709 ounces of gold and 90,570 ounces of silver. As late as 1964, several of the mines were re opened but were worked for only a short time.


Since the early 1960s there have been at least four programs of exploratory drilling carried out in the Silverbow District. A total of 17 core and rotary drill holes were completed by the Browne Group in the gulch west of the Silverbow townsite in the 1960s. Amoco Minerals Co. completed 6 rotary drill holes north of the townsite and near the Hillside Mine in 1983 1984. Later in the 1980s, several rotary holes were drilled by NERCO. In late 1993 and early 1994, the Phelps Dodge Mining Co. carried out a program of reverse circulation rotary drilling in the ridge west of the Silverbow townsite. In 1997, Placer Dome Inc. finished the latest round of drilling and concluded that a target meeting their size requirements was unlikely and quitclaimed the property to NevSearch, L.L.C.

We estimate that an initial exploration program on the Silver Bow Property will cost approximately $125,000. This amount provides for a complete review and assessment of the results from all the previous exploration carried out on the property for which information is available or can be obtained ($10,000); mapping and sampling of the existing and accessible underground workings ($15,000) and approximately 10,000 feet of drilling, which would include geological supervision, logging, sampling and assaying ($100,000).

Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities.

AG Property

In March 2003, we staked 43 lode mining claims in Humboldt County, Nevada known as the AG Property. The claims comprising the AG Property were staked on our behalf by MXS Inc., and are currently registered in its name. MXS Inc. has executed a quit claim deed in our favor and the claims comprising the AG Property are in the process of being transferred to us.

The AG mining claims are described as follows:
Name AG 11 53	Date Recorded March 3, 2003	NMC Number 844139 844181	Expiry Date August 31, 2003

The AG Property is located approximately 32 miles northwest of the town of Orovada in Humboldt County, Nevada. The Property lies within the Bilk Creek Mountains, as shown on the following map, and encompasses a small hill.

AG Property Map Image ag.jpg

Access to the Property is from the town of Winnemucca located in northern Nevada on Interstate Route 80, north on U.S. Route 95, then northwesterly on Nevada State Route 140 to the Fort McDermott Indian Reservation, then along an unimproved dirt road running north through Sand Canyon for approximately 22 miles to the Property.

The acquisition of the AG Property was based on the results of an exploration program previously carried out by Noranda Exploration, Inc. in 1983 on ground presently encompassed by the AG Property. Thomas Skimming and William Utterback, exploration geologists, also conducted a field examination. They identified evidence of banded, epithermal, quartz adularia veins on the property which exhibited "angel wing" textures characteristic of many of the epithermal quartz veins that have been developed as gold mines in the state of Nevada.

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


Climate, Local Resources and Physiography

The AG Property lies at elevations ranging from 6000 to 6700 feet above mean sea level within a moderately rugged terrain. Agate Point, the most prominent topographic feature on the Property, has an elevation of 6728 feet above mean sea level. The climate is classified as high arid to semi arid desert. Temperatures vary from 100F in the summer to 10F in the winter with an average precipitation of approximately 5 inches per year which is mainly in the form of snow during the winter months.

History

During a routine field investigation in 1983 in Sand Canyon at the south end of the Bilk Creek Mountain Range, geologists of Noranda Exploration Inc. noticed a north trending structure extending to Agate Point which suggested an extensive area of silica alteration.

Preliminary sampling indicated anomalous gold, arsenic, antimony and mercury in brecciated and stockwork veined volcanic rocks. During the following year, geological mapping was carried out to identify the volcanic stratigraphy, structure and the distribution and type of alteration exhibited in the rocks. Geochemical sampling was done to identify areas with anomalous concentrations of precious metals and pathfinder elements. These data were examined and preliminary models were constructed. As a result of their findings, Noranda concluded that the Agate Point area has low potential for a large tonnage, economic precious metal deposit (open pit, heap leach type of deposit) but noted the potential for a structurally controlled, high grade type deposit in the area.

Around 1990, Geomex Minerals Inc. acquired the AG Property and drilled two shallow holes approximately 2000 feet apart in the central area near Agate Point. One of these was collared near the granite contact. The results of their drilling are not available but it is known that they were looking for a bulk tonnage deposit.

It is estimated initial exploration program on the AG Property will cost approximately $75,000. This amount provides for additional sampling of the vein system in the central portion of the Property together with sample analyses ($15,000), test geophysical surveys and the construction of a control grid ($10,000) and approximately 5,000 feet of reverse circulation drilling at an all inclusive cost of $10 per foot, which would include geological supervision, logging, sampling and assaying of drill samples ($50,000).

Lantern Property

On July 31,2003, We entered into a mining lease with Newmont Mining Corporation for unpatented mining claims totaling 1,083.06 acres, and also received a quit claim deed for 340 acres consisting of 17 unpatented mining claims. The property is known as the Lantern Property. Platoro West Incorporated, a corporation controlled by one of our shareholders, namely William Sheriff, is also a party to the Mining Lease, Specifically excluded from the agreement are 22 unpatented mining claims under lease to Romios Gold Resources, Inc. a Canadian corporation.

The Lantern Property is located in Pershing County, Nevada, about 62 miles from Winnemuca, Nevada. Access to the property is from the town of Lovelock located on Interstate Highway No. 80 over Nevada State Route 399 for 15 miles and then an additional 35 miles to the north over unimproved gravel roads.

Lantern Property Map Image lantern.jpg

The 17 unpatented mining claims deeded to us as part of the Lantern Property are as follows:

Claim Name Petal 1 8 Petal 29 36 Petal 38	NMC Number 772574 772581 772602 772609 772611	Expiry Date August 31, 2003 August 31, 2003 August 31, 2003

The leased portions of the Lantern Property are 29 OSP 0001(NLRC 182054) and 29 OSP 0006(182092).

Under the lease agreement, We are required to spend the following amounts on exploration and assessment work:


$25,000 during the 12 month period ended July 31, 2005
$25,000 during the 12 month period ended July 31, 2006
$50,000 during the 12 month period ended July 31, 2007
$50,000 during the 12 month period ended July 31, 2008
$50,000 during the 12 month period ended July 31, 2009
$100,000 during the 12 month period ended July 31, 2010 and each July 31 thereafter as long as the agreement is in effect.

The lease is subject to a maximum 4 % Net Smelter Return (NSR) royalty in favor of Newmont Mining Corporation. Newmont Mining Corporation also retained a preferential ore processing right. We are required to undertake a feasibility study.

While as at the date hereof we have sufficient funds to pay the initial exploration and assessment work due by July 31, 2005, there is no guarantee that we will have sufficient funds to make such payment when it is due. To have the funds available we will either seek advances from our directors or officers, or engage in additional offerings of our stock. At present, we have made no arrangements to do any of these two methods of fund raising.

We are also responsible for all taxes and federal maintenance fees for the property. Newmont also has the option to create a joint venture with us. We can terminate the Agreement at any time after spending $100,000 on exploration and assessment work.

There are no known reserves on the Lantern Property and any proposed program by us is exploratory in nature.

Newmont has told us that the current owner of the property, Nevada Land and Resource Company LLC , has filed a lawsuit challenging the validity of leases for the Lantern Property. A July 12, 2002, trial court decision rejected Nevada Land and Resource Company claims. That decision is now on appeal to the Nevada Supreme Court.

We have not conducted any exploration activities on the Lantern Property.

Acquisition of our interests in the Lantern Property was based on the professional judgment and evaluation of two exploration geologists, Thomas Skimming and William Utterback. Messrs. Skimming and Utterback are directors with extensive exploration experience in the State of Nevada.

Climate and Physiography

The Lantern Property is situated near the southwestern end of the Antelope Range within a cluster of low hills ranging between 4,800 and 5,200 feet elevation. Vegetation consists essentially of sparse amounts of sage brush and patches of native grasses.

The climate is high arid desert with light snow falls during the winter months that usually melt before March and rarely accumulates to depths that would inhibit travel. The area is dry throughout most of the year.

History

Since 1980, several companies, principally Santa Fe Pacific Gold Corporation and Newmont Mining Corporation have conducted comprehensive exploration programs within portions of the boundaries of the existing Lantern Property. This work, consisting largely of geological mapping, soil and rock geochemical surveys, various geophysical surveys and extensive drilling, identified a low grade resource reported to contain 268,000 gold equivalent ounces. Higher grade intercepts of gold mineralization were encountered in banded, epithermal quartz veins during the drilling but were never evaluated with deeper, systematic drilling. The earlier exploration programs focused on the potential for a low grade, bulk tonnage type of gold deposit on the property but did not address the potential of a deeper, high grade, bonanza type of gold mineralization.


Budget

We estimate that an initial exploration program on the Lantern Property will cost approximately $100,000. This amount provides for an in depth review and assessment of the results from all the previous exploration carried out on the Lantern Property for which technical data and general information is available to us and approximately 10,000 feet of reverse circulation drilling which would include geological supervision, logging, sampling, assaying and general administrative costs.

Exploration Facilities

We have no plans to construct a mill or smelter on any of our mineral claims until an ore body of reasonable worth is found (which may be never).

While in the exploration phase, our crews will be living in the towns nearby our mineral properties to avoid building any permanent facilities.

Other Mineral Properties

We have not found any other mineral properties either for staking or purchasing but will seek other mineral properties during the next year so to diversify our holdings. Any staking and/or purchasing of mineral properties may involve the issuance of substantial blocks of our shares. We have no intentions of purchasing for cash or other considerations any mineral properties from our officers and/or directors.

Employees

As at April 1, 2003, we did not have any employees either part time or full time. Daniel T. Farrell, our President, Chief Financial Officer, Secretary and director devoted approximately 75% of his time to our development and operations. Our other directors serve on an "as needed" basis.

We are not party to any employment contracts or collective bargaining agreements. Our management is of the view that the Nevada area has relatively large pools of people experienced in exploration of mineral properties; being mainly geologists and mining consultants. In addition, there is no lack of people who have experience in working on mineral properties either as laborers or prospectors. As a result, we intend to use independent workers and consultants on a part time basis.

Competition

In the United States there are numerous mining and exploration companies, both big and small. All of these mining companies are seeking properties of merit and availability of funds. We will have to compete against such companies to acquire the funds to develop our mineral claims. The availability of funds for exploration is sometimes limited and we may find it difficult to compete with larger and more well known companies for capital. Even though we have the right to the minerals on our claims there is no guarantee we will be able to raise sufficient funds in the future to maintain our mineral claims in good standing. Therefore, if we do not have sufficient funds for exploration our claims might lapse and be staked by other mining interests. We might be forced to seek a joint venture partner to assist in the development of our mineral claims. In this case, there is the possibility that we might not be able to pay our proportionate share of the exploration costs and might be diluted to an insignificant carried interest.

Even when a commercial viable ore body is discovered, there is no guarantee competition in refining the ore will not exist. Other companies may have long term contracts with refining companies thereby inhibiting our ability to process our ore and eventually market it. At this point in time we do not have any contractual agreements to refine any potential ore we might discover on our mineral claims.

The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies. Success will largely be dependent on our ability to attract talent from the mining field. There is no assurance that our mineral expansion plans will be realized.


Government Regulation and Environmental Concerns

We are committed to complying and, to our knowledge, are in compliance with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the development of our properties.

Our activities are not only subject to extensive federal, state and local regulations controlling the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of our properties, the extent of which cannot be predicted. Permits may also be required from a variety of regulatory authorities for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraint affecting our properties that would preclude the economic development or operation of any specific property.

It is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed exploration operations; costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; on going efforts at alleviating the mining impact on wildlife; and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties.

We are prepared to engage professionals, if necessary, to ensure regulatory compliance but in the near term expect our activities to require minimal regulatory oversight. If we expand the scope of our activities in the future it is reasonable to expect expenditures on compliance to rise.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate and operational offices are located at 309 Center Street, Hancock, MI 49930. At the present time, these offices are provided to us by our President without charge. The cost of the donated offices is incorporated in the $500 per month of services donated by our President. We believe that this space is sufficient at this time. However, we may move to expanded office space when and if our business expands. Other than the Atlas Database and the mineral properties discussed under the heading "Our Business" we do not have any material assets and, as such, we do not own any real or personal property.

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge, we are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended April 30, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Companys common stock is not listed for trading on any stock exchange or an automated quotation system and there is no public trading market.

Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.


As at April 30, 2003 the Company had 16,903,083 issued and outstanding shares of common stock held by 126 shareholders of record, two of these shareholders are officers and directors of the Company.

There are no securities authorized for issuance under equity compensation plans.

Recent Sales

On November 30, 2002 we accepted subscriptions from two investors and issued 100,000 units at a price of $0.15 per unit for gross consideration of $15,000. Each unit consisted of one share of our common stock and one half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional share of our common stock until November 30, 2003 at a price of $0.25 per share. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchasers were not U.S. Persons as that term is defined in Regulation S. We have agreed to register these shares pursuant to a Registration Statement on Form SB 2 which we recently filed with the Securities and Exchange Commission. There are "stop transfer" instructions placed against the certificates representing these shares and a legend has been imprinted on the stock certificates.

On January 8, 2003 we issued 6,000,000 shares of our common stock to Platoro West Incorporated in exchange for all the issued and outstanding shares of Atlas Database Corp. These shares were issued in reliance upon the exemption from registration provided by s. 4(2) of the Securities Act. These securities are "restricted securities" as that term is defined in Rule 144. After January 8, 2004 Platoro West Incorporated can sell, within a three month period, and in accordance with Rule 144, a percentage of these shares based upon 1% of our then outstanding common stock. There are "stop transfer" instructions placed against the certificate representing these shares and a legend has been imprinted on the stock certificate.

On January 15, 2003 we accepted subscription from three investors and issued 433,333 units at a price of $0.15 per unit for gross consideration of $65,000. Each unit consisted of one share of our common stock and one half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional share of our common stock until January 15, 2004 at a price of $0.25 per share. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchasers were not U.S. Persons as that term is defined in Regulation S. We have agreed to register these shares pursuant to a Registration Statement on Form SB 2 which we recently filed with the Securities and Exchange Commission. There are "stop transfer" instructions placed against the certificates and a legend has been imprinted on the stock certificates.

On April 2, 2003 we accepted subscriptions from eighty six investors and issued 192,250 shares at a price of $0.25 per share for gross consideration of $48,062.50. These share were issued in reliance upon the exemptions from registration provided by Rule 506 of Regulation D or Regulation S. We have agreed to register these shares pursuant to a Registration Statement on Form SB 2 which we recently filed with the Securities and Exchange Commission. There are "stop transfer" instructions placed against the certificates and a legend has been imprinted on the stock certificates. 136,000 of these shares were issued in reliance upon the exemption provided by Rule 506 of Regulation D and 56,250 were issued in reliance upon the exemption provided by Regulation S.

On April 8, 2003 we settled debts totaling $37,000 due to our President through the issuance of 148,000 shares of our common stock at a price of $0.25 per share. These shares were issued in reliance upon the exemption provided by s. 4(2) of the Securities Act. These securities are "restricted securities" as that term is defined in Rule 144. There are "stop transfer" instructions placed against the certificate and a legend has been imprinted on the stock certificate. We have agreed to register these shares pursuant to a Registration Statement on Form SB 2 which we recently filed with the Securities and Exchange Commission.

On April 9, 2003 we accepted subscriptions from three investors and issued 3,000 shares at a price of $0.25 per share for gross consideration of $750. These share were issued in reliance upon the exemption from registration provided by Rule 506 of Regulation D. These securities are "restricted securities" as that term is defined in Rule 144. We have agreed to register these shares pursuant to a Registration Statement on Form SB 2 which we recently filed with the Securities and Exchange Commission. There are "stop transfer" instructions placed against the certificates and a legend has been imprinted on the stock certificates.


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis explains the major factors affecting our results of operations for the years ended April 30, 2003 and 2002 and variance of results between periods. The following discussion of our financial condition and results of operations should be read along with the financial statements and notes to the financial statements included elsewhere in this report.

We are a start up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. We may not be able to continue for the next 12 months unless we obtain additional capital to pay our bills. Our management has not made a commitment of financial support to meet our obligations and we have not generated any revenues and no revenues are anticipated unless and until mineralized material is discovered on the properties that we have an interest in. Accordingly we must raise cash from other than the sale of mineralized materials. We will be conducting research in connection with the exploration of our properties. We are not going to buy or sell any plant or significant equipment.

Results of Operations Years ended April 30, 2003 and 2002

During the fiscal year ended April 30, 2002 and the first quarter of the fiscal year ended April 30, 2003 we were dormant and all of our activities were conducted solely to maintain our corporate structure. Our dormancy was the result of the death of one of our directors, Raymond Miller, in February of 2001, following which our remaining directors did not focus their efforts upon the development of our business.

The bulk of our activity for the year ended April 30, 2003 occurred in the nine month period ended April 30, 2003. During this period we:

• acquired the Atlas Database;

• acquired a lease of the Silver Bow Property;

• staked the claims comprising the AG Property;

• raised a total of $128,125 through private placements; and

• settled debts owed to our President, Chief Financial Officer, Secretary and director totaling $37,000.

In addition, we added four new directors to our board for the purpose of expanding the depth of experience available to us in pursuing our plan of business. The former directors were requested to resign upon the appointment of Daniel Farrell as President.

Subsequent to April 30, 2003 our board of directors resolved to abandon our mineral claims located near Timmins, Ontario and known as the Quincy Property. The Quincy Property was originally staked by us in 1999. However, as a result of our acquisition of the Atlas Database our board of directors determined that focusing our efforts on natural resource mineral properties located in the western United States (and in particular Nevada) would be in our best interest, and accordingly the claims comprising the Quincy Property were allowed to lapse.

Accounting fees increased substantially in the year ended April 30, 2003 to $10,976 from $4,800 in the same period in 2002 due to a change in our book keepers and the increased costs associated with the increase in our business activity.

The increase of legal fees to $38,715 for the year ended April 30, 2003 from $465 in 2002 can be attributed to the arrangement of the private placements, the acquisition of the Atlas Database and Silver Bow Property, the preparation and filing of our reports with the SEC and the preparation and filing of this Registration Statement as well as the fact that we were dormant in the latter period.


Travel and promotion for the year ended April 30, 2003 ($17,976) increased from nil in 2002 due to the travel requirements to our new properties in Nevada. Staking fees and exploration costs also increased (2003, $31,602; 2002 $2,902) as a result of staking the Nevada properties and conducting exploration work thereon.

Executive compensation paid in the year ended April 30, 2003 consisted of a one time payment of $1,500 to Daniel Farrell, our President, Chief Financial Officer, Secretary and director. No executive compensation was paid in the previous year.

In addition, donated executive compensation of $4,500 was recorded for the year ended April 30, 2003, as compared to donated executive compensation of $6,000 in the year ended April 30, 2002. The decrease in donated executive compensation was due to no donated executive compensation being recorded for the first quarter of the fiscal year ended April 30, 2003. Donated rent of $900 was recorded for the year ended April 30, 2003 as compared to $6,000 during the previous year. The decrease was a result of the change of our management and principal offices in August of 2002. Donated telephone of $965 was recorded for the year ended April 30, 2003 as compared to $1,200 during the previous year.

Transfer Agent and filing fees increased from $2,339 in 2002 to $6,018 in 2003 due to the private placements and other corporate actions during the year end April 30, 2003.

Accounts payable increased by $19,817 at April 30, 2002 to $22,321 at April 30, 2003. The increase is a result of the increase in our business activities and corresponding increase in our expenses.

The proceeds we received and the reduction of current liabilities from private placements and debt settlement referred to above do not leave us with sufficient working capital to support our exploration programs. As of April 30, 2003, we had cash of $58,868. As of such time, we also had approximately $22,321 in current liabilities. The resulting working capital at April 30, 2003 of $36,547 is sufficient to support our general operating expenses for the next 12 months. However, we will need to raise additional capital to support our proposed exploration programs. In the event we are unable to obtain additional capital, we will not be able to commence our proposed exploration programs. There can be no assurance that we will successfully raise additional funds sufficient to finance our proposed exploration programs.

Liquidity and Capital Resources

There is limited historical financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. We will need to raise additional capital to fund normal operating costs and exploration efforts. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. As disclosed in the report of independent auditors on our financial statements provided elsewhere in this report, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

In August of 2002 our then two directors sold all of the shares of our common stock held by them to Daniel T. Farrell, appointed Mr. Farrell as our President, Chief Financial Officer, Secretary and a director and thereafter the two directors resigned.

Subsequent to August, 2002, we raised approximately $130,000 in equity capital pursuant to private placements.

At April 30, 2003 we had cash of $58,868, current liabilities of $22,321 and working capital of $36,547. Management has determined that because of the limited amount of working capital, significant operating losses and lack of liquidity, there is doubt about our ability to continue in existence unless additional working capital is obtained.


At the present time, we do not have sufficient funds to undertake all of the exploration programs on our properties and therefore we will have to determine the best method of raising funds to accomplish our goals. To this end we have undertaken two private placements. In the first, we issued 533,333 units, at a price of $0.15 per unit for gross proceeds of $80,000, each unit consisting of one common share and one half of one common share purchase warrant to purchase one additional common share at a price of $0.25 for one year. This private placement was completed in January, 2003 and was made in reliance upon the exemption provided by Regulation S.

The second private placement was completed in April, 2003. We issued 195,250 common shares at a price of $0.25 per share for total proceeds of $48,812.50. No warrants were attached to this private placement. This private placement was conducted in reliance upon exemptions provided by Regulations D and S.

The monies raised are to be used to fund the initial acquisition costs of our mineral properties and preliminary exploration work thereon, as well as for general working capital purposes. However, these funds will be insufficient to fund significant exploration activities on our mineral properties. We plan to conduct such exploration activities as we consider appropriate and, if the results of such activities warrant, attempt to raise additional capital to fund more significant exploration activities.

In April, 2003 we agreed to issue to our President 148,000 shares of our common stock at a price of $0.25 per share in settlement of debts due to him totaling $37,000.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" which supersedes APB Opinion No. 16 "Business Combinations" and FASB Statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." The provisions of this statement require that all business combinations be accounted for using "purchase accounting" and it disallows the use of "pooling of interests" as previously allowed under APB Opinion No. 16 and FASB Statement No. 38. This statement is effective for all business combinations subsequent to June 30, 2001. The adoption of this statement did not have a material effect on our financial statements.

Also in June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17 "Intangible Assets." The provisions of this statement changes the unit of account for goodwill and takes a very different approach to how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets, as well as total assets, will not decrease at the same time and in the same manner as under previous standards. This statement is effective for all fiscal years beginning subsequent to December 15, 2001. The adoption of this statement did not have a material effect on our financial statements.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19, and establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement is required to be adopted by January 1, 2003, at which time we will record the estimated present value of reclamation liabilities and increase the carrying value of related assets. Subsequently, reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. Currently we are in the process of quantifying the effect the adoption of this statement will have on our consolidated financial statements.

The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. It also amends APB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The


provisions of this Statement generally are to be applied prospectively. The adoption of this statement did not have a material effect on our financial statements.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are included in this report:

Report of Sellers & Andersen L.L.C., Certified Public Accountants

Balance Sheet as at April 30, 2003

Statement of Operations for the year ended April 30, 2003 and 2002 and for the period from May 5, 1999 (date of Inception) to April 30, 2003

Statement of Changes in Stockholders Equity for the period from
May 5, 1999 (Date of Inception) to April 30, 2003

Statement of Cash Flows for the year ended April 30, 2003 and 2003 and for the period from May 5, 1999 (Date of Inception) to April 30, 2003

Notes to Financial Statements

Page F 1 F 2 F 3 F 4 F 5 F 6


SELLERS & ANDERSEN L.L.C. Certified Public Accountants and Business Consultants Member SEC Practice Section of the AICPA	941 East 3300 South, Suite 202 Salt Lake City, Utah 84106 Telephone 801 486 0096 Fax 801 486 0098

Board of Directors
Quincy Resources, Inc. and Subsidiary
Vancouver B. C. Canada

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of Quincy Resources, Inc. and Subsidiary (exploration stage company) at April 30, 2003, and the related consolidated statement of operations, stockholders equity, and cash flows for the years ended April 30, 2003 and 2002 and the period May 5, 1999 (date of inception) to April 30, 2003. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quincy Resources Inc. and Subsidiary at April 30, 2003, and the results of operations, stockholders equity, and cash flows for the years ended April 30, 2003 and 2002 and the period May 5, 1999 (date of inception) to April 30, 2003, in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are described in Note 8 . These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
July 30, 2003

s/Sellers & Andersen L.L.C.

F 1


QUINCY RESOURCES INC. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
April 30, 2003
ASSETS CURRENT ASSETS Cash Total Current Assets DATEBASE net amortization	$58,868 58,868 10,599 $69,467

LIABILITIES AND STOCKHOLDERS EQUITY CURRENT LIABILITIES Accounts payable related party Accounts payable Total Current Liabilities	$1,814 20,507 22,321

STOCKHOLDERS EQUITY Common stock 200,000,000 shares authorized, at $0.001 par value; 16,903,083 shares issued and outstanding Capital in excess of par value	16,903 211,053
Deficit accumulated during the exploration stage	(180,810)
Total Stockholders Equity	47,146
$69,467

The accompanying notes are an integral part of these financial statements

F 2


QUINCY RESOURCES INC. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For The Years Ended April 30, 2003 and 2002 and the
period May 5, 1999 (Date of Inception) to April 30, 2003
	Apr 30, 2003	Apr 30, 2002	May 5, 1999 to Apr 30, 2003
REVENUES	$	$	$

EXPENSES Administration Exploration Amortization	83,889 31,602 493 (115,984)	20,004 2,902 (22,906)	145,813 34,504 493 (180,810)

NET LOSS	$(115,984)	$(22,906)	$(180,810)

NET LOSS PER COMMON SHARE Basic	$	$

AVERAGE OUTSTANDING SHARES Basic (stated in 1,000s)	11,173	10,026

The accompanying notes are an integral part of these financial statements

F 3


QUINCY RESOURCES INC. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
For the Period May 5, 1999 (Date of Inception) to April 30, 2003
Common Stock		Capital in Excess of Par Value	Accumulated Deficit
Shares	Amount

Balance May 5, 1999 (date of inception)
Issuance of common stock for cash
at $.001 June 17, 1999
Issuance of common stock for cash
at $.001 July 26, 1999
Issuance of common stock for cash
at $.10 August 15, 1999
Contributions to capital expenses
related parties
Net operating loss for the period
May 5, 1999 to April 30, 2000
Contributions to capital expenses
related parties
Net operating loss for the year
ended April 30, 2001
Contributions to capital expenses
related parties
Net operating loss for the year
ended April 30, 2002
Issuance of common stock for cash
at $.15 January 24, 2003
Issuance of common stock for
purchase of subsidiary note 5
Issuance of common stock for cash
at $.25 April 2003
Issuance of common stock for
payment of debt at $.25
April 10, 2003
Contribution to capital expenses
related parties
Net operating loss for the year
ended April 30, 2003
Balance April 30, 2003

4,000,000 6,000,000 26,500 533,333 6,000,000 195,250 148,000 16,903,083	$ 4,000 6,000 27 533 6,000 195 148 $16,903	$ 2,623 10,800 10,800 10,800 79,468 5,092 48,618 36,852 6,000 $211,053	$ (24,058) (17, 862) (22,906) _ (115,984) $(180,810)

The accompanying notes are an integral part of these financial statements

F 4


QUINCY RESOURCES INC. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended April 30, 2003 and 2002 and the
Period May 5, 1999 (Date of Inception) to April 30, 2003
	Apr 30, 2003	Apr 30, 2002	May 5, 1999 to Apr 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss

Adjustments to reconcile net loss to
net cash provided by operating
activities

Amortization
Change in accounts payable
Capital Contributions expenses
related parties

Net Change in Cash From Operations

	$(115,984) 493 39,504 6,000 (69,987)	$(22,906) 12,147 10,800 41	$(180, 810) 493 59,321 38,400 (82,596)
CASH FLOWS FROM INVESTING ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITES Proceeds from issuance of common stock Net Change in Cash Cash at Beginning of Period Cash at End of Period	128,814 58,827 41 $58,868	41 $41	141,464 58,868 $58,868
SCHEDULE OF NONCASH OPERATING ACTIVITES Cash contributions expenses related parties	$6,000	$10,800	$38,400

The accompanying notes are an integral part of these financial statements

F 5


QUINCY RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2003

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on May 5, 1999 with authorized common stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties and at the report date mineral claims had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore is considered to be in the exploration stage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the diluted income (loss) per shares is not shown.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On April 30, 2003 the Company had a net operating loss carry forward of $180,810. The tax benefit of approximately $54,243 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires starting 2015 through 2023.

F 6


QUINCY RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
April 30, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Mineral Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven mining leases are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral leases acquired are unknown and therefore any estimate of any future cost cannot be made.

Principles of Consolidation

The consolidated financial statements include the accounts of Quincy Resources Inc. (parent) and its wholly owned subsidiary Atlas Database Corp. All intercompany transactions have been eliminated

Concentration of Credit Risk

There are no financial instruments that potentially subject the Company to significant concentration of credit risks.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

F 7


QUINCY RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
April 30, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. ACQUISITION OF A DATABASE BY ATLAS DATABASE CORP (SUBSIDIARY)

In June 1, 2000 Atlas Database Corp. (subsidiary) purchased a database for $15,000. The database contains information on the natural resources and exploration developed during the period 1982 through 1997. The majority of the information contained in the database relates to research on bulk mineable precious mineralized material in the western United States, particularly sediment hosted disseminated gold mineralized material and volcanic hosted disseminated hot springs gold mineralized material from which the Company, and its subsidiary, intends to use for its stated business objective of locating, acquiring, and exploring, mineral natural resource properties.

The database is being amortized to expense over 10 years starting on the date of purchase.

4. ACQUISITION OF MINERAL LEASE

Silver Bow Property

In February, 2003 the Company acquired 73 unpatented lode mining claims in Nye County, Nevada known as the Silver Bow Property with an expiration date of September 1, 2003. The Company must make advanced royalty payments totaling $165,000 by the fifth anniversary date as follows:

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

F 8


QUINCY RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
April 30, 2003

4. ACQUISITION OF MINERAL LEASE continued

AG Property

During March 2003, the Company staked 44 lode mining claims in Humbolt County, Nevada known as the AG Property with a expiration date of March 2004.

The above claims have not been proven to have a commercially minable ore reserves and therefore all costs of exploration and retaining the properties have been expensed.

5. ACQUISITION OF ALL STOCK OF ATLAS DATABASE CORP

On January 24, 2003 the Company acquired all of the outstanding stock of Atlas Database Corp. (subsidiary) by the issuance of 6,000,000 restricted common shares of the Company, representing 35.5 % of the outstanding shares of the Company after the acquisition. The acquisition was recorded as a purchase with no good will recognized. The only asset held by Atlas Database Corp. (subsidiary) was the database outlined in note 3 above. The stock of Atlas Database Corp. acquired by the Company was valued at $11,092, the remaining book value of the database held by Altas Database Corp. (subsidiary). The value of the 6,000,000 restricted shares issued by the Company was otherwise undeterminable. The operations of the subsidiary is included in the consolidated statement of operations starting January 24, 2003. There were no contingent terms as part of the acquisition agreement.

6. COMMON CAPITAL STOCK AND WARRANTS

Since inception the Company completed Regulation D offerings of 10,755,083 shares for $141,464, 148,000 shares for payment of debt, and 6,000,000 shares for the purchase of all outstanding shares of Atlas Database Corp.

The Company issued 266,667 common share warrants as part of the issuance of 533,333 common shares on January 24, 2003. The warrants entitle the holders to purchase 266,667 common shares of the Company for $.25 per share. The warrants expire starting November 30, 2003 through January 10, 2004.

7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer director has acquired 27 % of the common stock issued and has made contributions to capital by the payment of expenses for the Company amounting to $6,000 for the current year and $38,400 since inception, and has made no interest loans of $1,814.

A manager (not an officer) of the Company has acquired 3.2% and a major stockholder ( not an officer) of the Company has acquired 35.5% (see note 5) of the common stock issued.

F 9


QUINCY RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
April 30, 2003

8. GOING CONCERN

The Company will need additional working capital to service its debt and to be successful in its efforts to develop the mineral leases acquired which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional contributions to capital from officers, additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

F 10


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

From inception to date, the Companys principal accountant has been Sellers & Andersen, L.L.C. (formerly Andersen, Andersen & Strong, L.C.) of Salt Lake City, Utah. The firms report for the period from inception to April 30, 2003 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Companys accountants.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Officers and Directors

Each of our directors is elected by stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors are set forth below:
Full Name and Resident Address	Age	Positions	Date Appointed Director
Daniel T. Farrell 309 Center Street Hancock, MI 49930	65	President, Chief Financial Officer, Secretary and Director	August 30, 2002
Thomas Skimming 11 Camelot Court Toronto, Ontario M3B 2N4	68	Director	September 18, 2002
William Utterback 5020 Weikel Drive Winnemucca, NV 89445	61	Director	December 17, 2002
George Cole 3 Pinecone Circle Carson City, NV 89703	60	Director	March 5, 2003
John Cullen 37 Amelia Street Barrie, Ontario L4M 1M 5	47	Director	April 29, 2003

The persons named above have held their offices/positions since the date of appointment and are expected to hold their offices/positions until the next annual general meeting of our stockholders.

Background of Officers and Directors

Mr. Daniel Farrell has been our President, Chief Financial Officer and Secretary since August 16, 2003 and a member of our board of directors since August 30, 2002. Mr. Farrell has devoted approximately 75% of his professional time to our business and intends to continue to devote this amount of time in the future:

Mr. Farrell has been a corporate development officer with CGX Energy, Inc., an oil and gas exploration company based in Toronto, Ontario, listed on the TSX Venture Exchange. Mr. Farrell has served as President of Diadem Resources Ltd. from December, 1997 through July, 1998, President of Tiaro Bay Resources Inc. from January 1997 through September, 1997 and President of RJK Explorations Ltd. from January, 1996 through December, 1996, all of which are publicly traded companies listed on the TSX Venture Exchange and engaged in the natural resource exploration business. Mr. Farrell was a corporate development officer with Greater Lenora Resources from June,


1994 through December, 1995. From 1991 through the 1994 Mr. Farrell was a financial adviser with American Express in Houghton, Michigan. Mr. Farrell holds a B.Sc. in geology from Michigan Technological University in Houghton, Michigan.

Mr. Thomas Skimming has been a member of our board of directors since September 18, 2002. Mr. Skimming has devoted approximately 25% of his professional time to our business and intends to continue to devote this amount of time in the future.

Mr. Skimming, P. Eng., is a professional geologist with over 30 years experience in the natural resource exploration industry, having served as a director and officer of several natural resource exploration companies listed on the TSX Venture Exchange. Since 1972 Mr. Skimming has provided geological consulting services as president of Thomas Skimming & Associates Limited. Mr. Skimming is currently a director of Pamlico Resources Ltd., St. Anthony Resources Inc., Romios Gold Resources Inc. and Barton Bay Resources Inc., all of which are publicly traded companies listed on the TSX Venture Exchange and engaged in the natural resource exploration business. Mr. Skimming holds a B.Sc. from the University of Michigan and took post graduate studies at McGill University. Mr. Skimming has been a member of the Association of Professional Engineers of Ontario since 1971.

Mr. William Utterback has been a member of our board of directors since December 17, 2002. Mr. Utterback has devoted approximately 25% of his professional time to our business and intends to continue to devote this amount of time in the future.

Mr. Utterback is a consulting geologist with over 30 years experience in the natural resource exploration industry. Mr. Utterback served as chief geologist of Amax Gold Inc. from 1986 through 1993 and currently provides geological consulting services to Gold Property Services. Mr. Utterback holds Bachelors and Masters degrees in Science from Oregon State University.

Mr. George Cole has been a member of our board of directors since March 5, 2003. Mr. Cole has devoted approximately 5% of his professional time to our business and intends to continue to devote this amount of time in the future.

Mr. Cole, currently retired, was formerly Vice President , Exploration of Teck Cominco Limited, a diversified mining, smelting and refining group of companies headquartered in Vancouver, British Columbia whose securities are listed on the Toronto Stock Exchange and the American Stock Exchange, from 1993 through December, 2001. Mr. Cole holds a M.Sc. in Geology from the University of Montana and a B.Sc. in Geology from Montana State University.

Mr. John Cullen has been a member of our board of directors since April 29, 2003. Mr. Cullen has devoted approximately 5% of his professional time to our business and intends to continue to devote this amount of time in the future.

Mr. Cullen has been President of Cullen Management since May, 1998. From 1987 through May, 1998 Mr. Cullen was an investment advisor with Nesbitt Burns, a registered investment dealer in Toronto, Ontario (now a subsidiary of the Bank of Montreal). Mr. Cullen is currently a director of CGX Energy, Inc. and Dumont Nickel Inc., both of which are engaged in the business of natural resources exploration and whose shares are listed on the TSX Venture Exchange, and is also a director of Biogan International Inc., a natural resource exploration company whose shares are listed on the OTC Bulletin Board. From October, 1995 through February, 1997 Mr. Cullen served as a director of Link Minerals Inc. a natural resource exploration company whose shares are quoted on the CDN over the counter market.

Conflicts of Interest

We believe that Messrs. Skimming, Utterback, and Cullen will be subject to conflicts of interest. The conflicts of interest arise from their relationships in other mining companies.

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:


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

Compliance with Section 16 (a) of the Exchange Act

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a) other than those disclosed below during the most recent fiscal year.

The following table sets forth as at April 30, 2003, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name	Position	Transaction	Report

William Sheriff	10% Shareholder	Acquired 6,000,000 shares on January 17, 2003 Acquired 1,000 shares on April 4, 2003	Form 3 filed on January 28, 2003 Form 4 filed on April 29, 2003
George Cole	Director	Appointed to the Board of Directors on March 5, 2003 (no shares acquired)	Form 3 filed on April 14, 2003
Thomas Skimming	Director	Appointed to the Board of Directors on September 18, 2002 (no shares acquired)	Form 3 filed on December 17, 2002


ITEM 10. EXECUTIVE COMPENSATION

Our directors have not been compensated for their services and there are no plans to compensate them in the near future until such time as we generate sufficient revenue to do so. Our President has not been compensated for his services to date. We do not have any plans to compensate Mr. Farrell until such time as we have sufficient financial resources to do so.

Compensation Of Directors

During the fiscal years ended April 30, 2002 and 2001, we did not pay our directors for any meetings.

Executive Compensation

The following table sets forth the total compensation paid or accrued by us for the three years ended April 30, 2002 on behalf of each of our named executive officers.

Summary Compensation Table

The following table sets forth information with respect to stock options to purchase common stock granted to our named executive officers during the fiscal year ended April 30, 2002.
SUMMARY COMPENSATION TABLE
		ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compen sation ($)	Awards		Payouts	All other compen sation ($)
					Restricted stock award(s) ($)	Securities underlying options/SARs (#)	LTIP payouts ($)

Daniel T. Farrell(1), President, Chief Financial Officer, Secretary and director Adam Smith(2), President and director Gordon Krushnisky(3), Chief Financial Officer, Secretary and director	2003 2003 2002 2001 2003 2002 2001	Nil Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil Nil	$1,500 Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil Nil Nil

(1) Appointed President, Chief Financial Officer and Secretary August 16, 2003 and as director August 30, 2002.
(2) Resigned as President August 16, 2002 and as director August 30, 2002.
(3) Resigned as Chief Financial Officer and Secretary August 16, 2002 and as director August 30, 2002.

Daniel T. Farrell, our President, Chief Financial Officer, Secretary and director has not been paid any compensation to date other than the one time payment of $1,500. Other than the afore mentioned payment, Mr. Farrell has been donating his services to us, and we have valued these services at $500 per month. On April 8, 2003 Mr. Farrell converted the sum of $37,000 which he had loaned to us or had advanced on our behalf into share of our common stock. The conversion price was $0.25 per share, which was the same price at which we issued shares of our common stock to arms length investors on April 2 and 9th, 2003 pursuant to private placements referred to elsewhere in this report. See "Management Discussion and Analysis of Financial Condition Liquidity and Capital Resources" for a discussion of the terms of the private placements. Accordingly. Mr. Farrell was not conferred any benefit as part of this conversion.


Option Grants in Last Fiscal Year

No options have been granted to any officer or director.

Employment Agreements with Executive Officers

There are no employment agreements with any officers or directors.

Stock Option Plans

We have never established any form of stock option plan. We have not granted any options or stock appreciation rights. We do not have a long term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by the present owners of 5% or more of our total outstanding shares. Unless otherwise stated, the stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to their shares:

The persons named below may be deemed to be a parents and promoters of our company within the meaning of such terms under the Securities Act, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Farrell is the only promoter of our company.
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Daniel T. Farrell 309 Center Street Hancock, MI 49930	4,148,000 Direct	24.54%
Common Stock	William M. Sheriff 3518 Earl Avenue PO Box 2654 Durango, CO 81302	6,001,000 Direct and Indirect (1)	35.5%

[1] 6,000,000 of these shares are registered in the name of Platoro West Incorporated, a company controlled by Mr. Sheriff.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group. Unless otherwise stated, the stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to their shares:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Daniel T. Farrell 309 Center Street Hancock, MI 49930	4,148,000 Direct	24.54%
Common Stock	Thomas Skimming 11 Camelot Court Toronto, Ontario M3B 2N4	Nil	N/A
Common Stock	William Utterback 5020 Weikel Drive Winnemucca, NV 89445	Nil	N/A
Common Stock	George Cole 3 Pinecone Circle Carson City, NV 89703	Nil	N/A

Common Stock	John Cullen 37 Amelia Street Barrie, Ontario L4 1M5	390,000 Direct	2.31%
Common Stock	All Officers and Directors, as a group	4,538,000	26.85%

Future Sales by Existing Stockholders

Our two largest shareholders Daniel T. Farrell and William M. Sheriff own, collectively, 10,149,000 shares of our common stock. These shares are "restricted securities" as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. We have agreed to register these shares pursuant to a Registration Statement on Form SB 2 which we recently filed with the Securities and Exchange Commission.

In July, 1999 we accepted subscriptions from twelve investors in the amount of 6,000,000 shares at a price of $0.001 per share for gross consideration of $6,000 cash. We have identified that the holders of these securities may be considered "underwriters" by the SEC and have placed "stop transfer" instructions against the certificates representing these shares and a legend has been imprinted on the stock certificates. Eleven of the twelve investors subsequently transferred their securities to eleven purchasers in private transactions during the period September, 2002 through October, 2002. These eleven stockholders have entered into agreements with us where we agreed to register their shares in exchange for their agreement not to sell more than 50,000 of these shares each in the public market in any three month period. We are registering 1,815,000 of these shares pursuant to the Registration Statement referred to above. The remaining 4,185,000 shares may be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. The consideration for the agreement of these stockholders not to sell more than 50,000 of these shares each in the public market in any three month period, was our agreement to register these shares pursuant to the Registration Statement.

We have also issued 728,583 shares of our common stock pursuant to private placements which closed between November 30, 2002 and April 9, 2003. We have agreed to register these shares pursuant to the Registration Statement, which include 1,000 shares comprised in the 10,149,000 shares referred to above.

Shares purchased in this offering, which will be immediately resalable, and sales of all other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June, 1999 we issued 4,000,000 shares of our common stock to our directors, Adam Smith, Gordon Krushnisky and Raymond Miller for $4,000. Mr. Miller subsequently transferred his shares to Mr. Krushnisky.

On August 16, 2002, Adam Smith and Gordon Krushnisky each entered into Stock Purchase Agreements with Daniel T. Farrell whereby Smith and Krushnisky sold 4,000,000 shares to Mr. Farrell for $4,000. Mr. Farrell was then appointed our President, Chief Financial Officer and Secretary. Our Board of Directors appointed Mr. Farrell as a director on August 30, 2002. Messrs. Smith and Krushnisky then resigned.

On January 17, 2003 we acquired Atlas Database Corp., the owner of a natural resources exploration database developed by Atlas Minerals Inc. Atlas Database Corp. was acquired in an arms length tax free exchange pursuant to an Agreement and Plan of Merger between ourselves, Atlas Database Acquisition Corp., our wholly owned subsidiary, Atlas Database Corp., Platoro West Incorporated and William M. Sheriff. Mr. Sheriff is the sole Shareholder of Platoro which was, in turn, the sole shareholder of Atlas Database Corp. Pursuant to the terms of the Agreement and Plan of Merger, 6,000,000 shares of our common stock were issued to Platoro in exchange for all of the issued and outstanding shares of Atlas Database Corp., Atlas Database Acquisition Corp. merged with and into Atlas Database Corp. and its separate existence ceased. As a result of the foregoing, Atlas Database Corp. is now a wholly owned subsidiary of ours. Atlas Database Corp. was formed in January, 2003 and was assigned all of the Platoros right, title and interest in and to the Atlas Database in exchange for $15,000 cash.


Prior to the Agreement and Plan of Merger, Platoro West Incorporated was the sole shareholder of Atlas Database Corp. and therefore its parent company.

Platoros interest in the Atlas Database was acquired pursuant to a Bill of Sale and Letter Agreement between Platoro and Atlas Minerals Inc. dated June 10, 2000. The purchase price paid by Platoro to Atlas Minerals Inc. was $15,000 cash. As required by the Letter Agreement, we have agreed to comply with the terms thereof. Accordingly, we are required to allow Atlas Minerals Inc. access to the data contained in the Atlas Database, provided that Atlas Minerals Inc. provides reasonable notice. To date, Atlas Minerals Inc. has not requested access to the data. Pursuant to the terms of the Letter Agreement, in the event we sell any of the data to a third party we are required to pay Atlas Minerals Inc. 25% of the proceeds of the sale.

On April 8, 2003 we settled debts totaling $37,000 due to our President through the issuance of 148,000 shares of our common stock at a price of $0.25 per share.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8 K

(a) Exhibits
Exhibit No.	Document Description
Exhibit 3.1(1)	Articles of Incorporation
Exhibit 3.2(1)	Bylaws
Exhibit 10.1(2)	Agreement and Plan of Merger dated January 17, 2003 between Quincy Resources Inc., Atlas Database Acquisition Corp., Atlas Database Corp., Platoro West Incorporated and William M. Sheriff
Exhibit 10.2(3)	Silver Bow Property Agreement
Exhibit 10.3(4)	Bill of Sale and Letter Agreement between Platoro West Incorporated and Atlas Minerals, Inc. dated June 10, 2000.
Exhibit 10.4(4)	Agreement between Quincy Resources Inc. and Dennis Harbour dated March 31, 2003.
Exhibit 10.5(4)	Agreement between Quincy Resources Inc. and Bill Rowe dated March 31, 2003.
Exhibit 10.6(4)	Agreement between Quincy Resources Inc. and Maureen Cotman dated March 28, 2003.
Exhibit 10.7(4)	Agreement between Quincy Resources Inc. and John Cullen dated March 27, 2003.

Exhibit 10.8(4)	Agreement between Quincy Resources Inc. and James Fairbairn dated March 28, 2003.
Exhibit 10.9(4)	Agreement between Quincy Resources Inc. and Denis Clement dated March 28, 2003.
Exhibit 10.10(4)	Agreement between Quincy Resources Inc. and Bob Antoniou dated March 28, 2003.
Exhibit 10.11(4)	Agreement between Quincy Resources Inc. and Mark Youngman dated March 27, 2003.
Exhibit 10.12(4)	Agreement between Quincy Resources Inc. and Philip Beaudoin dated March 31, 2003.
Exhibit 10.13(4)	Agreement between Quincy Resources Inc. and Brian Bosse dated March 28, 2003.

Exhibit 10.14(4)	Agreement between Quincy Resources Inc. and Kate McVeigh dated March 31, 2003.
Exhibit 10.15(4)	Form of Subscription Agreement dated for reference September 19, 2002.
Exhibit 10.16(4)	Form of Subscription Agreement dated for reference February 1, 2003.
Exhibit 10.17(4)	Agreement between Newmont USA Limited, d/b/a Newmont Mining Corporation, Quincy Resources, Inc. , and Platoro West Incorporated, dated July 31, 2003.
Exhibit 99.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1) Incorporated by reference to same exhibit filed with the Companys Form 10SB Registration Statement filed September 11, 2000, SEC file no. 000 31501.
(2) Incorporated by reference to same exhibit filed with the Companys Form 8 K Current Report dated January 17, 2003, SEC file no. 000 31501.
(3) Previously filed as an exhibit to our Form SB 2 filed on May 28, 2003, SEC file no. 333 105616.
(4) Previously filed as an exhibit to our Form SB 2/A1 filed on August 18, 2003, SEC file no. 333 105616.

(b) Reports on Form 8 K filed during the year ended April 30, 2003:

Form 8 K Form 8 K

Change of Control, August 2002. This reported on the acquisition by Daniel T. Farrell of 40% of our issued and outstanding common stock and his appointment as our President, Treasurer, Secretary and director as well as the change of our offices. For details pertaining to the change of control refer to Information Statement Pursuant to Section 14 (f) of the Securities Exchange Act of 1934 and Rule 14f 1 dated August 19, 2002 and the Companys Current Report filed on Form 8 K dated September 3, 2002 (as amended August 14, 2003) which can be viewed on the Securities and Exchange Commission website (SEC file no. 000 31501).

Acquisition of Assets and Other Events, January 2003. This Report reported on the acquisition by us of the Atlas Database as described above, as well as the private placements by us of 533,333 units as described above and the appointment of Messrs. Skimming and Utterback to our board of directors. For details refer to the Companys current report filed on Form 8 K dated January 17, 2003 (as amended August 14, 2003) which can be viewed on the Securities and Exchange Commission website (SEC file no. 000 31501).

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Form 10KSB, the Company carried out an evaluation, under the supervision and with the participation of the Companys President, Chief Financial Officer and Secretary, of the effectiveness of the design and operation of the Companys disclosure controls and procedures pursuant to Exchange Act Rule 13a 14. Based upon that evaluation, the Companys President, Chief Financial Officer and Secretary concluded that the Companys disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in this Form 10 KSB.

There have been no significant changes in the Companys internal controls or in other factors, which could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.

GLOSSARY OF CERTAIN TERMS

You may find the following definitions helpful in your reading of this report.

Cash Operating Costs Includes all direct and indirect operating cash costs incurred at each operating mine, excluding royalties and mine production taxes.


Mineralized Material A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals.

Ore A mixture of valuable minerals and gangue (valueless minerals) from which at least one of the minerals or metals can be extracted at a profit.

Orebody A continuous, well defined mass of material of sufficient ore content to make extraction economically feasible.

Probable Reserves Reserves for which quantity and grade and/or quality are computed from information similar to that used for Proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for Proven reserves, is high enough to assume continuity between points of observation.

Proven Reserves Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

Reserves That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Sediment Hosted Disseminated Gold Deposits Low grade occurrences of gold which are hosted by clastic sedimentary rocks generally consisting of sandstone, limestone, dolomite or siltstone or any combination thereof in any given deposit. Normally gold grades are low (ie: .02 to .08 ounces per ton) and are usually developed by open pit mining methods.

Total Cash Costs Includes all direct and indirect operating cash costs incurred at each operating mine.

Total Production Costs Includes total cash costs, as defined, plus depreciation, depletion, amortization and reclamation accruals relating to each operating mine.

Unpatented Mining Claim A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.

Volcanic Hosted Disseminated Hot Springs Gold Mineralized Material Material containing small particles of gold, emplaced through ancient hot spring activity, randomly distributed throughout a large volume of volcanic rock, commonly rhyolitic in composition. Similar to the sediment hosted disseminated gold deposits, gold grades are normally low (ie: .02 to .08 ounces per ton) and are usually developed by open pit mining methods. Usually, these deposits are associated with epithermal quartz adularia veins which have acted as a source for the gold.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUINCY RESOURCES INC.

By /s/ "Daniel Farrell"
Daniel T. Farrell
President, Chief Financial Officer, Secretary

Date: August 18, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ "Daniel Farrell"
Daniel T. Farrell
President, Chief Financial Officer, Secretary and Director
Date: August 18, 2003

By /s/ "Thomas Skimming"
Thomas Skimming
Director
Date: August 18, 2003

By /s/ "John Cullen"
John Cullen
Director
Date: August 18, 2003

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non reporting Issuers

The registrant has not prepared nor has it distributed an annual report or proxy material to security holders during the fiscal year 2003.

CERTIFICATION

I, Daniel T. Farrell, certify that:

1. I have reviewed this annual report on Form 10 KSB of Quincy Resources Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, result of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a 14 and 15d 14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by the others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing dated of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 18, 2003

/s/ "Daniel Farrell"
President

CERTIFICATION

I, Daniel T. Farrell, certify that:

1. I have reviewed this annual report on Form 10 KSB of Quincy Resources Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, result of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a 14 and 15d 14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by the others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing dated of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 18, 2003

/s/ "Daniel Farrell"
Chief Financial Officer