Form 10KSB/A
period 2002-04-30
QUINCY RESOURCES INC
filed 2003-08-20
CIK 1092619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10KSB/A

Amendment No. 2

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED) For the fiscal year ended April 30, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission File number 00031501

QUINCY RESOURCES INC. (Exact name of Company as specified in charter)
Nevada (State or other jurisdiction of incorporation or organization)	980218264 (I.R.S. Employer Identification No.)
309 Centre Street Hancock MI, 499302107 (Address of principal executive offices) (Zip Code)
9064824695 Registrants telephone number, including area code
Securities registered pursuant to section 12 (b) of the Act:
Title of each share None	Name of each exchange on which registered None
Securities registered pursuant to Section 12 (g) of the Act:

Title of Class
Common Stock

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.(1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of the Issuers knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [ ]

State issuers revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting stock held by nonaffiliates of the Issuer. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at April 30, 2002, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

As of April 30, 2002, the Issuer has 10,026,500 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits required by Part III, Item 13 have been incorporated from the Issuers previously filed 10SB Registration Statement.

Transitional Small Business Disclousre Format (Check One) Yes ( ) No (X)


TABLE OF CONTENTS
PART I ITEM 1 ITEM 2 ITEM 3 ITEM 4 PART II ITEM 5 ITEM 6 ITEM 7 ITEM 8 PART III ITEM 9 ITEM 10 ITEM 11 ITEM 12 PART IV ITEM 13

DESCRIPTION OF BUSINESS
DESCRIPTION OF PROPERTY
LEGAL PROCEEDINGS
SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION
FINANCIAL STATEMENTS
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS, COMPLIANCE WITH SECTION 16 (a) OF THE
EXCHANGE ACT
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EXHIBITS AND REPORTS

SIGNATURES

1 4 4 4 4 5 5 5 6 8 8 10 10


PART 1

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on May 5, 1999 with an authorized capital of 200,000,000 shares of common stock, par value $0.001. We own one mineral property. Our business office is located at 1302 Arbutus Street, Vancouver, British Columbia Canada V6J 3W8. Our telephone number is (604) 7367481.

We were organized for the purpose of acquiring and developing mineral properties. We own interests in one set of mineral claims: the Quincy Property.

We are in the exploration stage and will continue to be in the exploration stage until we achieve significant revenues from operations. In an exploration stage company, management devotes most of its activities in acquiring and developing mineral properties. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. Our ability of to emerge from the exploration stage with respect to our planned principal business activity is dependent upon our ability to attain profitable operations. There is no guarantee that we will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and we may not be able to obtain such financing on terms which are satisfactory to us. There is substantial doubt regarding our ability to continue as a going concern. Our managements plans for our continuation as a going concern include financing our operations through sales of our unregistered common stock. If we is not successful with our plans, investors could then lose all or a substantial portion of their investment.

Principal Product

Our principal product is the exploration, and if warranted, sale of precious minerals. Since our property have yet to be explored by us there is no guarantee any ore body will ever be found.

Quincy Property

The Quincy Property was staked May 31, 1999 by Frank Renaudat on our behalf and named "Quincy". The claim covers 16 metric units (986 acres) located within the central portion of English Township, Porcupine Mining Division, near the town of Timmins, Ontario as shown on the following map.

Quincy Property Map Image quincy.jpg

HUDSON BAY
MANITOBA
James Bay
QUEBEC
See Inset
Kirkland Lake
LAKE SUPERIOR
LAKE HURON
TORONTO
LAKE ONTARIO
LAKE ERIE
COCHRANE
TIMISKAMING
SUDBURY
ALGOMA

Property

## QUINCY RESOURCES INC.

### LOCATION MAP

QUINCY PROPERTY, ENGLISH TWP
PORCUPINE MINING DISTRICT, ONT.

NTS: 42A/3

Property Description, Location And Access

The Quincy Property comprises a single, unsurveyed, 16 unit claim (986 acres) and located in the central portion of English Township, Porcupine Mining Division, Province of Ontario, Canada. The claims were originally staked on May 31, 1999. The claims were restaked in 2002 and are in good standing until July 10, 2003. Title to 100% of the Quincy Property is registered with the Ontario Provincial Mining Recorders Offices in Sudbury, Ontario in our name. The claims are numbered as follows:

Claim Name Quincy #1 Quincy #2 Quincy #3	Claim Number P1184080 P1167077 P1167078	Staking Date July 4, 2001 July 10, 2001 July 10, 2001	Expiry Date July 4, 2003 July 10, 2003 July 10, 2003

The claims comprising the Quincy Property were allowed to lapse in July of 2003.

The Quincy Property lies approximately 28 miles due south of Timmins, Ontario.


An all weather, two lane gravel road accesses the Property and traverses the western four claim units in a north south fashion. An older winter road trending north to northeast through the central portion of the Property is heavily overgrown (along with shorter old drill roads) and difficult to impossible to follow on the ground.

Climate, Local Resources And Physiography

The climate of the region is similar to that for the nearby City of Timmins and can be characterized by long cold winters and short warm to hot summers. Five months of the year have an average daily temperature below 32° F while for two months the average daily mean temperatures are above 59° F.

The total annual precipitation for the region is 3.5 inches of which the average rainfall is 2.3 inches with the balance accounted for as snowfall precipitation that averages 1.4 inches.

Other than the existing roads that have been noted there is no other infrastructure on the Property. The nearest source of electricity is the Ontario Hydro transmission line linking Timmins and Subury, and occurs 1.6 miles east of the Property.

There are no known impediments to mineral exploration or exploitation.

History

The Quincy Property has never produced mineralized material.

English Township and area have been prospected for gold and iron since the 1920s with the first discovery of gold made during the 1930s. During the late 1940s and 1950s, with the advent of airborne geophysical techniques and increased use of ground geophysics, the search emphasis was redirected towards asbestos deposits and nickel sulfide deposits.

Regional Geology

English Township and surrounding area lie in the westcentral portion of the Abitibi Subprovince of the Superior Province. All rocks within English Township and environs have been regionally deformed and generally exhibit greenschist metamorphism.

There are no known reserves on the Quincy Property and any proposed program by us is exploratory in nature. Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in the Quincy Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Exploration Facilities

We have no plans to construct a mill or smelter on any of our mineral claims until an ore body of reasonable worth is found (which may be never).

While in the exploration phase, our crews will be living in the towns nearby our mineral properties to avoid building any permanent facilities.


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

Employees

As at April 30, 2002, we did not have any employees either part time or full time. Adam Smith, our President and director devoted approximately 10% of his time to our development and operations and Gordon Krushnisky, our Secretary, Treasurer and director devoted approximately 5%of his time to our development and operations.

We are not party to any employment contracts or collective bargaining agreements. Our management is of the view that North America has relatively large pools of people experienced in exploration of mineral properties; being mainly geologists and mining consultants. In addition, there is no lack of people who have experience in working on mineral properties either as laborers or prospectors. As a result, we intend to use independent workers and consultants on a parttime basis.

Competition

In the United States and Canada there are numerous mining and exploration companies, both big and small. All of these mining companies are seeking properties of merit and availability of funds. We will have to compete against such companies to acquire the funds to develop our mineral claims. The availability of funds for exploration is sometimes limited and we may find it difficult to compete with larger and more wellknown companies for capital. Even though we have the right to the minerals on our claims there is no guarantee we will be able to raise sufficient funds in the future to maintain our mineral claims in good standing. Therefore, if we do not have sufficient funds for exploration our claims might lapse and be staked by other mining interests. We might be forced to seek a joint venture partner to assist in the development of our mineral claims. In this case, there is the possibility that we might not be able to pay our proportionate share of the exploration costs and might be diluted to an insignificant carried interest.

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


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

It is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed exploration operations; costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; ongoing efforts at alleviating the mining impact on wildlife; and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties.

We are prepared to engage professionals, if necessary, to ensure regulatory compliance but in the near term expect our activities to require minimal regulatory oversight. If we expand the scope of our activities in the future it is reasonable to expect expenditures on compliance to rise.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate and operational offices are located at 1302 Arbutus Street, Vancouver, British Columbia, Canada V6J 3W8. At the present time, these offices are provided to us by our President without charge. The cost of the donated offices is incorporated in the $500 per month of services donated by our President. We believe that this space is sufficient at this time. However, we may move to expanded office space when and if our business expands. Other than the mineral property discussed under the heading "Description of Business" we do not have any material assets and, as such, we do not own any real or personal property.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of managements knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended April 30, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past year there has been no established trading market for the Companys common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that


it will pay dividends in the foreseeable future. As at April 30, 2002 the Company had 37 shareholders; two of these shareholders are officers and directors of the Company.

There are no securities authorized for issuance under equity compensation plans.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company was incorporated on May 5, 1999 under the laws of the State of Nevada. The Companys articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at April 30, 2002 there were 10,026,500 shares outstanding. The Company was engaged in the exploration stage.

The Companys plan of business is to conduct further exploration and development of the Quincy Property. Further exploration and development is conditional upon the Company raising adequate financing. Raymond Miller, a former director of the Company, had intended to lead the efforts of the Company in this regard. However, due to his untimely death of Mr. Miller in February, 2001 the Company has been unable to raise adequate financing.

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

Results of Operations

Since inception the Company has purchased the Quincy claim and performed limited exploration work thereon.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are included following the signature page to this Form 10KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

From inception to date, the Companys principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firms report for the period from inception to April 30, 2002 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Companys accountants.


PART 111

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following table sets forth as of April 30, 2002, the name, age, and position of executive officers and the directors and the term of office of the directors of the Company.

Name Adam Smith Gordon Krushnisky	Age 41 36	Position Held President and Director Secretary, Treasurer and Director	Term as Director Since 1999 1999

The director of the Company serves for a term of one year and until his successor is elected at the Companys Annual Shareholders Meeting and is qualified, subject to removal by the Companys shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at the meeting of the Board of Directors and is qualified.

Set forth below is certain biographical information regarding each of the Companys executive officers and the director.

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

GORDON KRUSHNISKY, 36, upon graduation from high school undertook various courses in computer system technology from Vancouver Vocational Institute. After graduation in 1984 he became partners with his brother in International Laser Games, a private British Columbia incorporated company. His responsibilities included equipment upgrading and maintenance. In 1997 he became a computer analyst for London Drug Stores Ltd. and now has been promoted to Assistant Manager Computer Departments.

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


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

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Other than those disclosed below the Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a).

The following table sets forth as at April 30, 2002, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.
Class of Securities	Name	Position	Report to be filed	Number of late reports/ transactions
Common Stock Common Stock Common Stock	Adam Smith Gordon Krushnisky Roger Miller	President & Director Secretary, Treasurer & Director Director	Form 3, 4 Form 3, 4 Form 3, 4	2 2 2


ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended April 30, 2002.

Bonuses And Deferred Compensation

None

Compensation Pursuant To Plans

None

Pension Table

None

Other Compensation

None

Compensation Of Directors

None

Termination Of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such persons employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the persons responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership Of Management

The following table sets forth certain information with respect to the beneficial ownership of each officer and director, and all directors and executive officers as a group as of April 30, 2002.

Name and Address of Beneficial Owner	Nature of Ownership (1)	Nature of Beneficial Ownership	Percent of Class
Adam Smith 1327 Laburnum Street Vancouver, BC V6J 2W4 Gordon Krushnisky 1088 Ferguson Road Delta, BC V4L 1X1 All Officers and Directors as a group (2 persons)	Direct Direct Direct	1,000,000 3,000,000 4,000,000	9.97% 29.92% 39.89%

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to the beneficial ownership of each person who is known to the Company to be the beneficial owner of more than 5% of the Companys Common Stock of April 30, 2002.

Name and Address of Beneficial Owner	Nature of Ownership (1)	Nature of Beneficial Ownership	Percent of Class

Adam Smith
1327 Laburnum Street
Vancouver, BC V6J 2W4

Gordon Krushnisky
1088 Ferguson Road
Delta, BC V4L 1X1

Ken Radomsky
840 15355 24th Ave
White Rock, BC V4A 2H9

Michael Dacunaha
PO 93079 Willow Brook Shop
Langley, BC V3A 9H2

Marion Sept
19188 84th Avenue
Surrey, BC V4N 3G5

Anita Wolfe
4363 Woodcrest Road
West Vancouver, BC V7S 2W1

	Direct Direct Direct Direct Direct Direct	1,000,000 3,000,000 550,000 545,000 540,000 535,000	9.97% 29.92% 5.49% 5.44% 5.38% 5.33%

Klaus van Eyk 68 5850, 177B Street Surrey, BC V3S 4J6 Charlene Abrahams 9428 203rd Surrey, BC V3S 4J6	Direct Direct	530,000 525,000	5.28% 5.23%

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2) As of April 30, 2002 there were 10,026,500 common shares outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management And Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Companys common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness Of Management

There were no material transactions, or series of similar transactions, since the beginning of the Companys last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Companys capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions With Promoters

The Company does not have promoters and has no transactions with any promoters.

PART IV

ITEM 13. EXHIBITS AND REPORTS

(a) (1) Financial Statements.

The following financial statements are included in this report:


Title of Document
Report of Andersen, Andersen & Strong, Certified Public Accountants
Balance Sheet as at April 30, 2002
Statement of Operations for the year ended April 30, 2002 and 2001
And for the period from May 5, 1999 (Date of
Inception) to April 30, 2002
Statement of Changes in Stockholders Equity for the period from May 5, 1999 (Date of Inception to April 30, 2002
Statement of Cash Flows for the year ended April 30, 2002 and 2001
And for the period from May 5, 1999 (Date of
Inception) to April 30, 2002
Notes to Financial Statements

Page F1 F2 F3 F4 F5 F6

(a) (2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a) (3) EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No. 3.1* 3.2* 4.1*	Document Description Articles of Incorporation Bylaws Specimen Stock Certificate

* Incorporated by reference to same exhibit filed with the Companys Form 10SB Registration Statement filed September 11, 2000, SEC file no. 00031501.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUINCY RESOURCES INC.

By /s/ "Daniel T. Farrell"
Daniel T. Farrell
President, Chief Financial Officer, Secretary

Date: August 19, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ "Daniel T. Farrell"
Daniel T. Farrell
President, Chief Financial Officer, Secretary and Director
Date: August 19, 2003

By /s/ "Thomas Skimming"
Thomas Skimming
Director
Date: August 19, 2003

By /s/ "John Cullen"
John Cullen
Director
Date: August 19, 2003

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non reporting Issuers

The registrant has not prepared nor has it distributed an annual report or proxy material to security holders during the fiscal year 2002.


ANDERSEN ANDERSEN & STRONG, L.C. CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS BOARD Member SEC Practice Section of the AICPA	941 East 3300 South, Suite 220 Salt Lake City, Utah, 84106 Telephone 8014860096 Fax 8014860098

Board of Directors
Quincy Resources Inc.
Vancouver B. C. Canada

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Quincy Resources, Inc. (exploration stage company) at April 30, 2002, and the related statement of operations, stockholders equity, and cash flows for the years ended April 30, 2002 and 2001 and the period May 5, 1999 (date of inception) to April 30, 2002. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quincy Resources Inc. at April 30, 2002, and the results of operations, stockholders equity, and cash flows for the years ended April 30, 2002 and 2001 and the period May 5, 1999 (date of inception) to April 30, 2002, in conformity with accounting principles generally accepted in United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Managements plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
July 10, 2002
/s/ "Andersen Andersen & Strong"

F1


QUINCY RESOURCES INC.
(EXPLORATION STAGE COMPANY)
BALANCE SHEET
APRIL 30, 2002
ASSETS CURRENT ASSETS Cash Total Current Assets	$41 $41
LIABILITIES AND STOCKHOLDERS EQUITY CURRENT LIABILITIES Account payable related party Accounts payable Total Current Liabilities	6,016 13,801 19,817

STOCKHOLDERS EQUITY
Common Stock
200,000,000 shares authorized, at $0.001 par
value; 10,026,500 shares issued and outstanding
Capital in excess of par value
Deficit accumulated during the exploration stage
Total stockholders deficiency

10,027 35,023 (64,826) (19,776)
$41

The accompanying notes are an integral part of these financial statements.

F2


QUINCY RESOURCES, INC.
(EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2002 AND 2001 AND THE
PERIOD MAY 5, 1999 (DATE OF INCEPTION) TO APRIL 30, 2002
	Apr 30, 2002	Apr 30, 2001	May 5, 1999 to Apr 30, 2002
REVENUES	$	$	$
EXPENSES	22,906	17,862	64,826
NET LOSS	$(22,906)	$(17,862)	$(64,826)
NET LOSS PER COMMON SHARE
Basic	$	$
AVERAGE OUTSTANDING SHARES
Basic	10,026,500	10,026,500

The accompanying notes are an integral part of these financial statements.

F3


QUINCY RESOURCES INC.
(EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
FOR THE PERIOD FROM MAY 5, 1999 (DATE OF INCEPTION)
TO APRIL 30, 2002
	Common Shares	Stock Amount	Capital In Excess of Par Value	Accumulated Deficit
BALANCE MAY 5, 1999 (date of inception)		$	$	$

Issuance of common stock for cash at $0.001 June 17, 1999
Issuance of common stock for cash at $0.001 July 26, 1999
Issuance of common stock for cash at $0.10 August 15, 1999
Capital contributions expenses related parties
Net operating loss for the period from May 5, 1999 to April 30, 2000
Capital contributions expenses related parties
Net operating loss for the year ended April 30, 2001

	4,000,000 6,000,000 26,500	4,000 6,000 27 10,800	2,623 10,800	(24,058) (17,862)
BALANCE APRIL 30, 2001	10,026,500	10,027	24,223	(41,920)
Capital contributions expenses related parties Net operating loss for the year ended April 30, 2002			10,800	(22,906)
BALANCE APRIL 30, 2002	10,026,500	$10,027	$35,023	$(64,826)

The accompanying notes are an integral part of these financial statements.

F4


QUINCY RESOURCES INC.
(EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED APRIL 30, 2002 AND 2001 AND THE
PERIOD MAY 5, 1999 (DATE OF INCEPTION) TO APRIL 30, 2002
April 30, 2002	April 30, 2001	May 5, 1999 to April 30, 2002

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss

Adjustments to reconcile net loss to net cash
provided by operating activities:

Change in accounts payable
Capital contribution expenses
related parties

Net Change in Cash From Operations

CASH FLOWS FROM
INVESTING ACTIVITIES

CASH FLOWS FROM
FINANCING ACTIVITIES

Proceeds from issuance of common stock

Net Change in Cash

Cash at Beginning of Period

Cash at end of period

SCHEDULE OF NONCASH OPERATING
ACTIVITIES

Capital Contributions expenses
related parties

$(22,906) 12,147 10,800 41 41 $41 $10,800	$(17,862) 6,495 10,800 (567) (567) 567 $ $10,800	$(64,826) 19,817 32,400 (12,609) 12,650 41 41 $41 $32,400

The accompanying notes are an integral part of these financial statements.

F5


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

F6


QUINCY RESOURCES, INC.
(EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholders equity.

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officerdirectors have acquired 40% of the common stock issued and have made contributions to capital by the payment of Company expenses of $32,400.

An officer has made advances of $6,016 to the Company which is shown in the accounts payable.

F7


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

F8


ANDERSEN ANDERSEN & STRONG, L.C. CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS BOARD Member SEC Practice Section of the AICPA	941 East 3300 South, Suite 220 Salt Lake City, Utah, 84106 Telephone 8014860096 Fax 8014860098

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
