Form 10QSB/A
period 2002-07-31
QUINCY RESOURCES INC
filed 2003-08-20
CIK 1092619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 QSB/A

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
309 Centre Street Hancock MI, 49930 (Address of principal executive offices) (Zip Code)
906 482 4695 Registrants telephone number, including area code
N/A (Former name, address, and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

Class	Outstanding as of July 31, 2002
Common Stock, $0.001 per share	10,026,500


INDEX
PART I. ITEM 1. ITEM 2. ITEM 3. PART II. ITEM 1. ITEM 2. ITEM 3. ITEM 4. ITEM 5. ITEM 6.

FINANCIAL INFORMATION

Financial Statements

Balance Sheet as at July 31, 2002 and April 30, 2002

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

Other Information

Exhibits and Reports on Form 8 K

Signature

Certifications

Page Number 3 4 5 6 7 10 11 11 11 13 13 13 13


PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Quincy Resources Inc. (an exploration stage company) at July 31, 2002 and April 30, 2002 and the statement of operations and statement of cash flow for the three months ended July 31, 2002 and 2001, and for the period from May 5, 1999 (date of inception) to July 31, 2002 have been prepared by the Companys management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2002, are not necessarily indicative of the results that can be expected for the year ending April 30, 2003.


QUINCY RESOURCES INC.

(Exploration Stage Company)

BALANCE SHEETS

July 31, 2002 and April 30, 2002

(Unaudited   Prepared by Management)

 July 31,
2002

 April 30,
2002

 ASSETS
CURRENT ASSETS

Cash

$16
$16

$41
$41

 LIABILITIES AND STOCKHODLERS EQUITY
CURRENT LIABILITIES

Accounts payable   related parties
Accounts payable
Total Current Liabilities

6,166
14,878
21,044

6,016
13,801
19,817

STOCKHOLDERS EQUITY

Common Stock

200,000,000 shares authorized, at $0.001 par value; 10,026,500 shares issued and outstanding

Capital in excess of par value

Deficit accumulated during the exploration stage

Total Stockholders Deficiency

10,027
37,723
(68,778)
(21,028)
$16

10,027
35,023
(64,826)
(19,776)
$41

The accompanying notes are an integral part of these unaudited financial statements


QUINCY RESOURCES INC.

(Exploration Stage Company)

STATEMENT OF OPERATIONS

For the three months ended July 31, 2002 and 2001 and

for the period May 5, 1999 (Date of Inception) to July 31, 2002

(Unaudited   Prepared by Management)

 Three Months Ended
July 31, 2002

 Three Months Ended
July 31, 2001

 Inception
to July 31,
2002

SALES

$

$

$

GENERAL AND ADMINISTRATIVE EXPENSES:

      Accounting
     Bank charges
     Consulting
     Edgar filing fees
     Geology report
     Incorporation costs
     Legal fees
     Management fees
     Office
     Rent
     Staking fees
     Telephone
     Transfer agent
Travel

 1,000
32

        1,500
25
900

300
195

 950
44

459

465
          1,500
534
900
2,902
300
(78)

 13,350
312
1,000
2,083
1,950
670
465
19,500
1,703
11,700
4,007
3,900
5,825
2,313

NET LOSS

$ (3,952)

$ (7,976)

$(68,778)

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
July 31,
2002

 Three Months
Ended
July 31,
2001

Inception to
July 31,
2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$ (3,952)

$ (7,976)

$ (68,778)

 Adjustments to reconcile net loss to net cash provided by operating activities:
Capital contribution   expense
Increase in accounts payable
related party
Increase in accounts payable

2,700

150
1,077

2,700

4,415
943

35,100

6,166
14,878

Net cash from operations

(25)

82

(12,634)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock

Net Increase (Decrease) in Cash
Cash at Beginning of period

(25)
41

82

 12,650
12,650
16

CASH AT END OF PERIOD

$16

$82

$16

The accompanying notes are an integral part of these unaudited financial statements


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


QUINCY RESOURCES INC.

(EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2002

(Unaudited   Prepared by Management)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   continued

Mining Claim

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


QUINCY RESOURCES INC.

(EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2002

(Unaudited   Prepared by Management)

3. ACQUISITION OF MINERAL LEASE

The Company acquired and staked an undeveloped mineral claim containing 16 units covering 256 hectares located in the Ferrier Creek area of the English Township in the Porcupine mining Division of Ontario, Canada approximately 50 kilometres south of the mining community of Timmins.

The Company re staked the its mineral claims on June 13, 2001 and recorded them as follows:

Mineral claim number P1184080 on July 4, 2001; and

Mineral claim numbers P1167077 and P1167078 on July 10, 2001.

The claims are in good standing for two years from the date of recording them.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer directors have acquired 40% of the common stock issued and have made contributions to capital by the payment of Company expenses of $35,100.

An officer has made advances of $6,166 to the Company which is shown in accounts payable.

5. GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, there is substantial doubt about the Companys ability to continue as a going concern.

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


ITEM 2. PLAN OF OPERATIONS

MANAGEMENTS PLAN OF OPERATION

When used in this discussion, the words "believe", "anticipates", "expects" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of factors which affect the Companys business, in this report, as well as the Companys periodic reports on Forms 10 KSB and 10 QSB filed with the Securities and Exchange Commission.

Mineral Property

The Company had an independent consultant re stake certain mineral claims in English township in the Porcupine Mining Division of Ontario, Canada on June 13, 2001 and had the mineral claims recorded as follows: number P1184080 was recorded on July 4, 2001 and numbers P1167078 and P1167077 were recorded on July 10, 2001. These claims are in good standing for two years from the date of recording. Therefore, none of the claims will expire until 2003. No known mineral deposits are known to exist on the claims but the property is subject to exploration activities to determine whether there is an ore body present. The Company has not undertaken any exploration work on the claims since they were record in July 2001.

Subject to obtaining sufficient financing the Company plans to review its mineral claims and, if warranted undertake further exploration activities.

Change of control subsequent to July 31, 2002

On August 16, 2002, Adam Smith, President and Director of the Company, and Gordon Krushniksy, Secretary Treasurer and Director, each entered into two separate Stock Purchase Agreements with Daniel T. Farrell whereby Smith and Krushniksy sold collectively 4,000,000 common shares in the capital stock of the Company to Farrell for a total consideration of $4,000 cash. Pursuant to the above noted Agreement, Ferrell was appointed the Companys President, Secretary and Treasurer. The Companys Board of Directors have agreed to elect Farrell to the Board of Directors effect on or about August 30, 2002. At the same time, Smith and Krushnisky have agreed to resign. This will result in a change of control. Refer to Item 6 (b) below.

LIQUIDITY AND CAPITAL RESOURCES

At the present time, Quincy Resources Inc. does not have sufficient funds to undertake any exploration program on its property and therefore it will have to determine the best method of raising funds to accomplish its goals.


RESULTS OF OPERATIONS

There have been no operations during the current period.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Companys Chief Executive and its Chief Financial Officer, after evaluating the effectiveness of the Companys disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a 14(c) and 15d  14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10 QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Companys disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to it by others within the Company, particularly during the period in which this quarterly report on Form 10QSB was being prepared.

(b) Changes in Internal Controls. There were not significant changes in the Companys internal controls or in other factors that could significantly affect the Companys disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II. OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has outstanding 10,026,500 shares of common stock as at July 31, 2002. Other than mentioned under Item 6 (b) below, there have been no changes in securities since the Companys fiscal year end. The following table sets forth the name and address, as of the date of this Quarterly Report, and the number of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Companys common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group.

 Title or
Class

 Name and Address of
Beneficial Owner (1)

Amount of Beneficial Ownership (2)

Percent of Class

 Common Stock

Common Stock

 Adam Smith
1302 Arbutus Street
Vancouver, BC V6J 3W8

Gordon Krushnisky
1070 Eden Crescent
Delta, BC V4L 1W7

 1,000,000 (3)(4)

3,000,000 (3)(4)

 10.0%

29.9%


 Common Stock

Common Stock

Common Stock

Common Stock

Common Stock

Common Stock

Common Stock

Ken Radomsky

840   15355   24th Avenue

White Rock, BC V4A 2H9

Michael Dacunaha

PO 93079   Willow Brook Shop

Langley, BC V3A 9H2

Marion Sept

19188   84th Avenue

Surrey, BC V4N 3G5

Anita Wolfe

4363 Woodcrest Road

West Vancouver, BC V7S 2W1

Klaus van Eyk

68  5850, 177B Street

Surrey, BC V3S 4J6

Charlene Abrahams

9428 203rd

Surrey, BC V3S 4J6

Directors and Officers as a Group

 550,000

545,000

540,000

535,000

530,000

525,000

4,000,000

 5.49%

5.44%

5.38%

5.33%

5.28%

5.23%

39.9%

(1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them and have not entered into a voting trust or similar agreement.

(2) Under Rule 13 d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be required in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of the directors or officers have any options, warrants, rights or conversion privileges outstanding.

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


ITEM 3. DEFAULT UPON SENIOR SECURITIES

No report is required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K

(a) Exhibits required to be attached by Item 601 of Regulation S B are listed below and are incorporated herein by this reference.

Exhibit 99.1 Certification pursuant to Sarbanes Oxley Act of 2002.

(b) Change of control, August 2002.   This reported on the acquisition by Daniel T. Farrell of 40% of our issued and outstanding common stock and his appointment as our President, Treasurer, Secretary and director as well as the change of our offices. For details pertaining to the change of control refer to Information Statement Pursuant to Section 14 (f) of the Securities Exchange Act of 1934 and Rule 14f 1 dated August 19, 2002 and the Companys Current Report filed on Form 8 K dated September 3, 2002 (as amended August 14, 2003) which can be viewed on the following website: www.sec.gov.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINCY RESOURCES INC.

August 19, 2003

/s/ "Daniel Farrell"

Daniel Farrell

President, Chief Financial Officer, Secretary and Director


CERTIFICATE

I, Daniel Farrell, certify that:

1. I have reviewed this quarterly report on Form 10 QSB of Quincy Resources, Inc.

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

/s/ "Daniel Farrell"

Daniel Farrell

President (Chief Executive Officer)

August 19, 2003


CERTIFICATE

I, Daniel Farrell, certify that:

1. I have reviewed this quarterly report on Form 10 QSB of Quincy Resources, Inc.

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

August 19, 2003
