Form 10KSB/A
period 2002-04-30
QUINCY RESOURCES INC
filed 2003-09-08
CIK 1092619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10KSB/A

Amendment No. 3

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

PART III

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

Title of Class	Name and Address of Beneficial Owner	Nature of Ownership (1)	Amount of Beneficial Ownership	Percent of Class
Common Stock Common Stock	Adam Smith 1327 Laburnum Street Vancouver, BC V6J 2W4 Gordon Krushnisky 1088 Ferguson Road Delta, BC V4L 1X1 All Officers and Directors as a group (2 persons)	Direct Direct Direct	1,000,000 3,000,000 4,000,000	9.97% 29.92% 39.89%

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

Title of Class	Name and Address of Beneficial Owner	Nature of Ownership (1)	Amount of Beneficial Ownership	Percent of Class
Common Stock Common Stock Common Stock	Adam Smith 1327 Laburnum Street Vancouver, BC V6J 2W4 Gordon Krushnisky 1088 Ferguson Road Delta, BC V4L 1X1 Ken Radomsky 840 15355 24th Ave White Rock, BC V4A 2H9	Direct Direct Direct	1,000,000 3,000,000 550,000	9.97% 29.92% 5.49%
Common Stock Common Stock Common Stock	Michael Dacunaha PO 93079 Willow Brook Shop Langley, BC V3A 9H2 Marion Sept 19188 84th Avenue Surrey, BC V4N 3G5 Anita Wolfe 4363 Woodcrest Road West Vancouver, BC V7S 2W1	Direct Direct Direct	545,000 540,000 535,000	5.44% 5.38% 5.33%

Common Stock Common Stock	Klaus van Eyk 68 5850, 177B Street Surrey, BC V3S 4J6 Charlene Abrahams 9428 203rd Surrey, BC V3S 4J6	Direct Direct	530,000 525,000	5.28% 5.23%

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

QUINCY RESOURCES INC.

By /s/ "Daniel T. Farrell"
Daniel T. Farrell
President, Principal Executive Officer, Chief Financial Officer, Secretary, Prinicpal Accounting Officer, Prinicipal Financial Officer and Director

Date: September 8, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ "Daniel T. Farrell"
Daniel T. Farrell
President, Principal Executive Officer, Chief Financial Officer, Secretary, Prinicpal Accounting Officer, Prinicipal Financial Officer and Director
Date: September 8, 2003

By /s/ "Thomas Skimming"
Thomas Skimming
Director
Date: September 8, 2003

By /s/ "John Cullen"
John Cullen
Director
Date: September 8, 2003

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