Form 10KSB/A
period 2003-04-30
QUINCY RESOURCES INC
filed 2003-09-08
CIK 1092619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 KSB/A-1

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

Part IV
Item 13. Exhibits
Item 14. Controls and Procedures

Glossary of Certain Terms

Signatures

Certificates

Page 1 8 9 9 9 10 13 14 14 17 18 19 20 21 21

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


Platoros interest in the Atlas Database was acquired pursuant to a Bill of Sale and Letter Agreement between Platoro and Atlas Minerals Inc. dated June 10, 2000. The purchase price paid by Platoro to Atlas Minerals Inc. was $15,000 cash. As required by the Letter Agreement, we have agreed to comply with the terms thereof. Accordingly, we are required to allow Atlas Minerals Inc. access to the data contained in the Atlas Database for competitive purposes, provided that Atlas Minerals Inc. provides reasonable notice. To date, Atlas Minerals Inc. has not requested access to the data. The Letter Agreement does not provide for sales of any of the data contained in the Atlas Database by Atlas Minerals Inc. to third parties, it only requires that we grant access to the data for competitive purposes. However, it does not specifically prohibit such sales nor would we receive any portion of sales proceeds. We have not obtained a legal opinion on whether or not Atlas Minerals Inc. has the right to sell any of the data contained in the Atlas Database to third parties. However, we are of the view that such sales would be a violation of the terms of the Letter Agreement and would take steps to prevent such sales. We can give no assurance that we would be successful in this regard. Pursuant to the terms of the Letter Agreement, Atlas Minerals Inc. is entitled to access the Atlas Database for the purpose of competing directly with us. Pursuant to the terms of the Letter Agreement, in the event we sell any of the data to a third party we are required to pay Atlas Minerals Inc. 25% of the proceeds of the sale. We do not require Atlas Minerals Inc.s consent to sell any of the data in the Atlas Database to any third party.

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

Silver Bow Property Map Image silverbow.jpg

The Silver Bow leased properties are described as follows:

Name Bow 1 3, 14, 15, 32, 33, 18 23, & 25 Bow 4 13, 16, 17, 24, 26 73	Date Recorded March 1, 2002 April 14, 2003	NMC Number 828189 828202 8464429 846487	Expiry Date August 31, 2004 August 31, 2004

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

The acquisition of the Silver Bow Property was based on an examination by two exploration geologists, Thomas Skimming and William Utterback, of : (i) past exploration programs by other companies and individuals; and (ii) the production history of the Silver Bow area and its strategic location within the Midway Structural Trend. The examination led Messrs. Skimming and Utterback to the conclusion that the Silver Bow Property was one of merit, that it exhibited significant gold and silver potential, and warranted further exploration. They then recommended that we negotiate an option agreement for the Silver Bow Property. Messrs. Skimming and Utterback have no interests in the Silver Bow Property. Messrs. Skimming and Utterback are directors with extensive exploration experience in the State of Nevada.

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

The AG mining claims are described as follows:
Name AG 11 53	Date Recorded March 3, 2003	NMC Number 844139 844181	Expiry Date August 31, 2004

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

The acquisition of the AG Property was based on the results of an exploration program previously carried out by Noranda Exploration, Inc. in 1983 on ground presently encompassed by the AG Property. Thomas Skimming and William Utterback, exploration geologists, also conducted a field examination. They identified evidence of banded, epithermal, quartz adularia veins on the property which exhibited "angel wing" textures characteristic of many of the epithermal quartz veins that have been developed as gold mines in the state of Nevada. Messrs. Skimming and Utterback have no interest in the AG Property.

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

Platoro West Incorporated began negotiating with Newmont in 2002 to acquire the Lantern Property and made certain maintenance fee payments in respect of the claims comprising the Lantern Property in contemplation of a definitive agreement being reached with Newmont. In 2003, as part of these negotiations, Platoro proposed to Newmont that Platoro would lease the Lantern Property from Newmont and, in turn, sublease the Lantern property to us. Newmont requested instead that both Platoro and ourselves be party to the mining lease agreement. We have agreed with Platoro that we will reimburse Platoro for all out-of-pocket costs incurred by it in respect of maintaining the Lantern Property prior to the date of the mining lease agreement and that, in the event that we do not elect to conduct exploration work on the Lantern Property, we will transfer the Lantern Property to Platoro, subject to the terms of the mining lease agreement. We are of the view that this arrangement does not give rise to a conflict of interest as neither William Sheriff nor Platoro are directors or officers of ours.

The Lantern Property is located in Pershing County, Nevada, about 62 miles from Winnemuca, Nevada. Access to the property is from the town of Lovelock located on Interstate Highway No. 80 over Nevada State Route 399 for 15 miles and then an additional 35 miles to the north over unimproved gravel roads.

Lantern Property Map Image lantern.jpg

The 17 unpatented mining claims deeded to us as part of the Lantern Property are as follows:

Claim Name Petal 1 8 Petal 29 36 Petal 38	NMC Number 772574 772581 772602 772609 772611	Expiry Date August 31, 2004 August 31, 2004 August 31, 2004

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

Acquisition of our interests in the Lantern Property was based on the professional judgment and evaluation of two exploration geologists, Thomas Skimming and William Utterback. Messrs. Skimming and Utterback are directors with extensive exploration experience in the State of Nevada. Messrs. Skimming and Utterback have no interests in the Lantern Property.

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

Competition

In the United States there are numerous mining and exploration companies, both big and small. All of these mining companies are seeking properties of merit and availability of funds. We will have to compete against such companies to acquire the funds to develop our mineral claims. The availability of funds for exploration is sometimes limited and we may find it difficult to compete with larger and more well known companies for capital. Even though we have the right to the minerals on our claims there is no guarantee we will be able to raise sufficient funds in the future to maintain our mineral claims in good standing. Therefore, if we do not have sufficient funds for exploration our claims might lapse and be staked by other mining interests. We might be forced to seek a joint venture partner to assist in the exploration of our mineral claims. In this case, there is the possibility that we might not be able to pay our proportionate share of the exploration costs and might be diluted to an insignificant carried interest.

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


Government Regulation and Environmental Concerns

We are committed to complying and, to our knowledge, are in compliance with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our properties.

Our activities are not only subject to extensive federal, state and local regulations controlling the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the exploration of our properties, the extent of which cannot be predicted. Permits may also be required from a variety of regulatory authorities for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraint affecting our properties that would preclude the economic development or operation of any specific property.

It is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed exploration operations; costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; on going efforts at alleviating the mining impact on wildlife; and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration on any of our mineral properties.

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

On April 2, 2003 we accepted subscriptions from eighty three investors and issued 192,250 shares at a price of $0.25 per share for gross consideration of $48,062.50. These share were issued in reliance upon the exemptions from registration provided by Rule 506 of Regulation D or Regulation S. We have agreed to register these shares pursuant to a Registration Statement on Form SB 2 which we recently filed with the Securities and Exchange Commission. There are "stop transfer" instructions placed against the certificates and a legend has been imprinted on the stock certificates. 136,000 of these shares were issued to 55 purchasers in reliance upon the exemption provided by Rule 506 of Regulation D and 56,250 were issued to 28 purchasers in reliance upon the exemption provided by Regulation S.

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

In addition, we added five new directors to our board for the purpose of expanding the depth of experience available to us in pursuing our plan of business. The former directors were requested to resign upon the appointment of Daniel Farrell as President.

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

The proceeds we received and the reduction of current liabilities from private placements and debt settlement referred to above do not leave us with sufficient working capital to support our exploration programs. As of April 30, 2003, we had cash of $58,868. As of such time, we also had approximately $22,321 in current liabilities. The resulting working capital at April 30, 2003 of $36,547 is sufficient to support our general operating expenses for the next 12 months. However, we will need to raise additional capital to support our proposed exploration programs and to fund our advance royalty payment of $15,000 in respect of the Silver Bow Property due on February 21, 2004. In the event we are unable to obtain additional capital, we will not be able to commence our proposed exploration programs. There can be no assurance that we will successfully raise additional funds sufficient to finance our proposed exploration programs.

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

A manager (not an officer) of the Company has acquired 3.2% and a major stockholder (not an officer) of the Company has acquired 35.5% (see note 5) of the common stock issued.

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

Background of Officers and Directors

Mr. Daniel Farrell has been our President, Chief Financial Officer and Secretary since August 16, 2002 and a member of our board of directors since August 30, 2002. Mr. Farrell has devoted approximately 75% of his professional time to our business and intends to continue to devote this amount of time in the future:

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

(1) Appointed President, Chief Financial Officer and Secretary August 16, 2002 and as director August 30, 2002.
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

QUINCY RESOURCES INC.

By /s/ "Daniel Farrell"
Daniel T. Farrell
President, Principal Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Principal Financial Officer and Director

Date: September 8, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ "Daniel Farrell"
Daniel T. Farrell
President, Principal Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Principal Financial Officer and Director
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

Date: September 8, 2003

/s/ "Daniel Farrell"
President, Principal Executive Officer
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

Date: September 8, 2003

/s/ "Daniel Farrell"
Chief Financial Officer