Form 10QSB
period 2003-07-31
QUINCY RESOURCES INC
filed 2003-09-15
CIK 1092619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 000 31501
QUINCY RESOURCES INC. (Exact name of small business issuer as specified in charter)
Nevada (State or other jurisdiction of Incorporation or organization)	98 0218264 (I.R.S. Employer Identification No.)
309 Centre Street Hancock MI, 49930 2107 (Address of principal executive offices) (Zip Code)
906 482 4695 (Issuers telephone number)
N/A (Former name, address, and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ] and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuers classes of common equity, as of the last practicable date.
Class Common Stock, $0.001 per share	Outstanding as of July 31, 2003 16,903,083

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


TABLE OF CONTENTS
PART I ITEM 1 ITEM 2 ITEM 3 ITEM 4 PART II ITEM 1 ITEM 2 ITEM 3 ITEM 4 ITEM 5 ITEM 6

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

OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8 K

SIGNATURES

CERTIFICATES

F1 F9 10 10 10 14 15 15 15 16 16 16 16 16 16


PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Quincy Resources Inc. (an exploration stage company) and subsidiary at July 31, 2003 and April 30, 2003 and the consolidated statement of operations and consolidated statement of cash flow for the three months ended July 31, 2003 and 2002, and for the period from May 5, 1999 (date of inception) to July 31, 2003 have been prepared by the Companys management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended July 31, 2003, are not necessarily indicative of the results that can be expected for the year ending April 30, 2004.

F 1


QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
Cash
Database net of amortization (note 6)

TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
CURRENT LIABILITIES
Due to a related party
Accounts payable and accrued liabilities
Total Current Liabilities

STOCKHOLDERS EQUITY (DEFICIT)
Common stock
200,000,000 shares authorized, at $0.001 par
value; 16,903,083 shares issued and
outstanding
Capital in excess of par value
Deficit accumulated during the exploration
stage

Total Stockholders Equity (Deficit)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY

July 31, 2003 (Unaudited) $ 872 10,223 11,095 314 26,017 26,331 16,903 211,053 (243,192) (15,236) 11,095	April 30, 2003 (Audited) $ 58,868 10,599 69,467 1,814 20,507 22,321 16,903 211,053 (180,810) 47,146 69,467

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F 2


QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended July 31, 2003	Three Months Ended July 31, 2002	Inception to July 31, 2003
SALES	$ 0	$ 0	$ 0
GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting
Amortization
Bank charges
Consulting
Edgar filing fees
Geology reporting
Incorporation costs
Legal fees
Executive compensation
Office
Rent
Staking fees and exploration costs
Telephone
Transfer agent
Travel and promotion

	10,514 376 201 4,500 284 11,206 0 14,143 4,500 660 730 6,257 1,580 63 7,368	1,000 0 32 0 0 0 0 0 1,500 25 900 0 300 195 0	32,835 869 976 5,500 4,327 13,156 670 53,323 30,000 3,873 12,430 41,866 6,145 9,751 27,471
NET LOSS	62,382	3,952	243,192
NET LOSS PER COMMON SHARE
Basic	$	$	$
AVERAGE OUTSTANDING SHARES
Basic	16,903,083	10,026,500

(Diluted loss per share has not been presented as the result is anti dilutive.)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F 3


QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss
Adjustments to reconcile net loss to net cash provided by operating activities:
Capital contribution expense
Amortization
Increase in accounts payable
Net cash from operations

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from stock issuances
Advance from a related party
Net cash from financing activities

Net Increase (Decrease) in Cash

Cash at Beginning of period

CASH AT END OF PERIOD

Three Months Ended July 31, 2003 $ (62,382) 0 376 5,510 (56,496) 0 (1,500) (1,500) (57,996) 58,868 872	Three Months Ended July 31, 2002 $ (3,952) 2,700 0 1,077 (175) 0 150 150 (25) 41 16	Inception to July 31, 2003 $ (243,192) 38,400 869 26,017 (177,906) 141,464 37,314 178,778 872 0 872

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F 4


QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003
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

Principles of Consolidation

The consolidated financial statements include the accounts of Quincy Resources Inc and its wholly owned subsidiary Atlas Database Corp. All intercompany transactions have been eliminated.

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

F 5


QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2003
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

d) Income Taxes
As at July 31, 2003, the Company had a net operating loss carry forward of $243,192. The tax benefit of $72,960 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss carry forward begin to expire in 2015 and will fully expire in 2024.

e) Basic and Diluted Net Income (Loss) Per Share
The Company computes net income (loss) per share in accordance with SFAS no. 128, "Earnings per Share (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti dilutive.

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

i) Comprehensive Loss
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

F 6


QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2003
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

j) Mining Claim Costs
Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

k) Environmental Requirements
At the report date environmental requirements related to the mineral leases acquired are unknown and therefore an estimate of any future cost cannot be made.

l) Recent Accounting Pronouncements
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company does not expect adoption of this standard to have a material effect on the Companys results of operations or financial position.

3. ACQUISITION OF MINERAL LEASES

a) Silver Bow
In February, 2003, the Company optioned 73 unpatented lode mining claims in Nye County, Nevada. The Company must make advanced royalty payments of $165,000 by the fifth anniversary date. The owner maintains a 3% Net Smelter Return (NSR) of which the Company has the right to purchase two thirds of the NSR for $1,500,000 and the final third for an additional $2,000,000.

b) AG
In March 2003, the Company staked 44 lode mining claims in Humboldt County, Nevada.

c) Lantern
On July 31,2003, the Company entered into a mining lease with Newmont Mining Corporation for unpatented mining claims totaling 1,083.06 acres, and also received a quit claim deed for 340 acres consisting of 17 unpatented mining claims. The property is known as the Lantern Property. Platoro West Incorporated, a corporation controlled by one of our shareholders, namely William Sheriff, is also a party to the Mining Lease.

Under the lease agreement the Company is required to spend $50,000 on exploration and assessment work per year for the first five years and $100,000 per year after that. The lease is subject to a maximum 4% Net Smelter Return (NSR).

The above claims have not been proven to have commercially minable ore reserves and therefore all costs of exploration and retaining the properties have been expensed.

F 7


QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2003
(Unaudited)

  COMMON STOCK

  Since inception the Company completed Regulation D and Regulation S offerings of 10,755,083 shares of its capital stock for $141,464, 148,000 shares for payment of debt, and 6,000,000 shares for the purchase of all outstanding shares of Atlas Database Corp.

	Shares	Common Stock $	Capital in Excess of Par Value $	Accumulated Deficit $
Balance April 30, 2002	10,026,500	10,027	35,023	(64,826)
Issuance of common stock for cash @ $0.15	533,333	533	79,467
Issuance of common stock for a data base (note 6)	6,000,000	6,000	5,092

Contributions to capital expenses related parties			6,000
Issuance of common stock for cash at $0.25 April 2003	195,250	195	48,618
Issuance of common stock for payment of debt at $0.25 April 2003	148,000	148	36,852
Net loss for the year ended April 30, 2003				(115,984)
Net loss for the period ended July 31, 2003				(62,382)
Balance July 31, 2003	16,903,083	16,903	211,053	(243,192)

Warrants
There are 266,667 common share purchase warrants outstanding to purchase 266,667 common shares at $0.25 per share, these warrants expire between November 30, 2003 to January 10, 2004. Subsequent to July 31, 2003, 75,000 of these warrants were exercised for total proceeds of $18,750.

5. RELATED PARTY TRANSACTIONS / BALANCES

The present officer director of the Company who holds 24.5% of the Companys common stock charged $4,500 for the three month period ended July 31, 2003. In August of 2003 this related party advanced $25,000 to the Company.

F 8


QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 31, 2003
(Unaudited)

6. PURCHASE ACQUISITION

On January 8, 2003 the Company incorporated Atlas Database Acquisition Corp (subsidiary), for the purpose of acquiring Atlas Database Corp (Atlas). Atlas owned a gold exploration database which the Company wanted to acquire. The Company acquired all of the issued and outstanding shares of Atlas Database Corp. in a tax free exchange pursuant to an Agreement and Plan of Merger dated January 17, 2003, between Atlas Database Corp. and Atlas Database Acquisition Corp. Pursuant to the terms of the Agreement and Plan of Merger, the subsidiary acquired all the issued and outstanding shares of capital stock of Atlas in exchange for 6,000,000 newly issued shares of the Company. Concurrently with the Acquisition, the Subsidiary was merged with and into Atlas. The transaction was recorded as a purchase and as a result no Goodwill was recorded. The share consideration represents 36.23% of the issued and outstanding common shares. The only asset held by Atlas was a database as out lined below. The stock of Atlas acquired by the Company was valued at $11,092, the remaining book value of the database. The operations of the subsidiary are included in the consolidated statement of operations starting January 24, 2003. There were no contingent terms as part of the acquisition agreement.

In June 2000, Atlas Database Corp purchased a database for $15,000. The database contains information on the natural resources exploration developed during the period 1982 through 1997. The majority of the information contained in the database relates to research on bulk mineable precious mineralized material in the western United States.

The database is being amortized over ten years starting from the date of purchase.

7. GOING CONCERN

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

F 9


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

We were incorporated under the laws of the State of Nevada on May 5, 1999 with authorized common stock of 200,000,000 shares with $0.001 par value.

We were organized for the purpose of acquiring and developing mineral properties. At the report date three series of mineral claims, with unknown reserves, had been acquired: the Silver Bow Property, the AG Property and the Lantern Property, all of which are discussed below. We have not established the existence of a commercially minable ore deposit and therefore have not reached the development stage and are considered to be in the exploration stage.

We will continue to be in the exploration stage until we achieve significant revenues from operations. In an exploration stage company, management devotes most of its activities in acquiring and developing mineral properties. Our ability to emerge from the exploration stage with respect to our planned principal business activity is dependent upon our ability to attain profitable operations. There is no guarantee that we will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and we may not be able to obtain such financing on terms which are satisfactory to us. There is substantial doubt regarding our ability to continue as a going concern. Managements plans for our continuation as a going concern include financing our operations through sales of our unregistered common stock. If we are not successful with our plans, investors could then lose all or a substantial portion of their investment.

Managements Plan of Operation

When used in this discussion, the words "believe", "anticipates", "expects" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements, that speak only as of the date hereof. We undertake no obligation to republish revised forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of factors which affect our business, in this report, as well as our periodic reports on Forms 10 KSB and 10 QSB filed with the Securities and Exchange Commission.

Summary

Since the change in control of the Company in August, 2002, we have raised approximately $130,000 in equity capital pursuant to private placements, acquired a natural resource mineral exploration database, acquired or staked three additional mineral properties located in Nevada, and added depth of experience to our board of directors. The next steps in our plans are to develop a public market for our common stock and to raise additional financing sufficient to locate, assess and acquire additional natural resource properties and to conduct preliminary exploration work on our properties.

Atlas Database

On January 17, 2003 we acquired Atlas Database Corp, the owner of a natural resource exploration database developed by Atlas Minerals Inc. during the period 1982 through 1997. The majority of the information contained in


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

Pursuant to the terms of the Mining Lease and Agreement we have also agreed with the Owners that, in the event that we locate any additional unpatented mining claims within an "Area of Interest" surrounding the Silver Bow Property, such claims will be subject to the Mining Lease and Agreement and, as a result, we will be obligated to pay a 3% NSR royalty referred to above to the Owners in respect of such claims. In the event that any claims we locate are inside the "Area of Interest" and are subject to a royalty payable to a third party, the 3% NSR royalty payable to the Owners will be reduced on a dollar for dollar basis. The "Area of Interest" is defined by specific boundaries and encompasses 1,887 hectares located around the Silver Bow Property.

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


Lantern Property

On July 31, 2003, we entered into a mining lease with Newmont Mining Corporation for unpatented mining claims totaling 1,083.06 acres, and also received a quit claim deed for 340 acres consisting of 17 unpatented mining claims. The property is known as the Lantern Property. Platoro West Incorporated, a corporation controlled by one of our shareholders, namely William M. Sheriff, is also a party to the Mining Lease, Specifically excluded from the agreement are 22 unpatented mining claims under lease to Romios Gold Resources, Inc. a Canadian corporation.

Platoro began negotiating with Newmont in 2002 to acquire the Lantern Property and made certain maintenance fee payments in respect of the claims comprising the Lantern Property in contemplation of a definitive agreement being reached with Newmont. In 2003, as part of these negotiations, Platoro proposed to Newmont that Platoro would lease the Lantern Property from Newmont and, in turn, sublease the Lantern property to us. Newmont requested instead that both Platoro and ourselves be party to the mining lease agreement. We have agreed with Platoro that we will reimburse Platoro for all out of pocket costs incurred by it in respect of maintaining the Lantern Property prior to the date of the mining lease agreement and that, in the event that we do not elect to conduct exploration work on the Lantern Property, we will transfer the Lantern Property to Platoro, subject to the terms of the mining lease agreement. We are of the view that this arrangement does not give rise to a conflict of interest as neither Mr. Sheriff nor Platoro are directors or officers of ours.

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

Newmont has told us that the current owner of the property, Nevada Land and Resource Company LLC, has filed a lawsuit challenging the validity of leases for the Lantern Property. A July 12, 2002, trial court decision rejected Nevada Land and Resource Company claims. That decision is now on appeal to the Nevada Supreme Court.


There are no known reserves on the Lantern Property and any proposed program by us is exploratory in nature. We have not conducted any exploration activities on the Lantern property. Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in the Lantern Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

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

At July 31, 2003 we had cash of $872 as compared to $58,868 at April 30, 2003 and a working capital deficit of $25,459 as compared to a working capital surplus of $36,547 at April 30, 2003. The decrease in working capital is attributable to geological, staking, legal, and accounting fees as well as travel expenses incurred in the period.

Total liabilities as of July 31, 2003 were $26,331 as compared to $22,321 at April 30, 2003.

Net cash used in operating activities in the three month period ended July 31, 2003 was $56,496 compared to $175 in the three month period ended July 31, 2002. Net cash from financing activities in the three month period ended July 31, 2003 was $1,500 (2002 $150). The increases are attributable to the increase in our business activities, as we were dormant in the previous period.

Subsequent to July 31, 2003 we issued 75,000 shares of common stock on the exercise of 75,000 previously issued common share purchase warrants for gross proceeds to us of $18,750. In addition, our President advanced to us a total of $25,000 subsequent to July 31, 2003. The advances from our President do not bear interest and have no specific terms of repayment.

We do not have sufficient working capital to pay our administrative and general operating expenses, to make the advance royalty payments required on our properties, or to conduct preliminary exploration programs. We will need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to fund our general and administrative expenses, make the advance royalty payments required on our properties and conduct exploration programs on our properties. Failure to obtain such additional financing will result in the loss by us of our interests in our mineral properties. We have no agreements or understandings with any person for additional financing.

None of our properties has commenced commercial production and we have no history of earnings or cash flow from our operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties, there is no assurance that any such activity will generate funds that will be available for operations.


We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Results of Operations

During the three month period ended July 31, 2003 our activities were focused on the acquisition of our interest in the Lantern Property, maintaining our other mineral properties in good standing, and the completion of our registration statement filing with the Securities and Exchange Commission. In addition, we determined during this period to abandon our interest in the Quincy Property in order to focus our efforts on natural resource mineral properties located in the western United States (and in particular Nevada).

Expenses related to the preparation of Geology Reports and Staking Fees and Exploration Costs increased from $Nil during the three month period ended July 31, 2002 to $11,206 and $6,257, respectively, during the three month period ended July 31, 2003, reflecting our increased business activity.

As a result of our registration statement filing and the acquisition of the Lantern Property, legal fees increased to $14,143 during the three month period ended July 31, 2003 as compared to $Nil for the three month period ended July 31, 2002.

Accounting fees for the three month period ended July 31, 2003 also increased substantially to $10,514 from $1,000 in the same period in 2002 due to the increased costs associated with the increase in our business activity.

Executive compensation of $4,500 was paid in the three month period ended July 31, 2003 to Daniel Farrell, our President, Chief Financial Officer, Secretary and director. No executive compensation was paid in the previous year.

Travel and promotion during the three month period ended July 31, 2003 of $7,368 increased from nil in 2002 due to the travel requirements to our new properties in Nevada.

No donated executive compensation was recorded for the three month period ended July 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to foreign currency risk due to the Companys revenue transactions being conducted in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Companys Chief Executive and its Chief Financial Officer, after evaluating the effectiveness of the Companys disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a 14(c) and 15d 14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10 QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Companys disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to it by others within the Company, particularly during the period in which this quarterly report on Form 10 QSB was being prepared.


Changes in Internal Controls

There were not significant changes in the Companys internal controls or in other factors that could significantly affect the Companys disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as disclosed above under the heading "Lantern Property", our management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its mineral claims. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its mineral claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has outstanding 16,903,083 shares of common stock and share purchase warrants entitling the holders thereof to purchase an additional 266,667 shares as at July 31, 2003. Subsequent to July 31, 2003, 75,000 of these share purchase warrants for gross proceeds to us of $18,750. Other than the above, there have been no changes in securities since the Companys fiscal year end. The share purchase warrants are exercisable at a price of $0.25 per share and expire between November 2003 to January 2004. The certificates representing the warrants provide for the appropriate adjustment in the class and number of share issued upon exercise of the warrants upon the occurrence of certain events, including any subdivision, consolidation or reclassification of the Companys share capital.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

No report is required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K

(a) Exhibits required to be attached by Item 601 of Regulation S B are listed below and are incorporated herein by this reference.

Exhibit 99.1 Certificate pursuant to Sarbanes Oxley Act of 2002.

(b) Reports on Form 8 K.

None.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINCY RESOURCES INC.

September 12, 2003

/s/ Daniel Farrell
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

/s/ Daniel Farrell
Daniel Farrell
President (Chief Executive Officer)
September 12, 2003

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

/s/ Daniel Farrell
Daniel Farrell
Chief Financial Officer
September 12, 2003
