Form 10QSB
period 2003-10-31
QUINCY RESOURCES INC
filed 2003-12-16
CIK 1092619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File number 000-31501

QUINCY RESOURCES INC.
(Exact name of small business issuer as specified in charter)

Nevada	98 0218264
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

309 Centre Street
Hancock MI, 49930 2107
(Address of principal executive offices) (Zip Code)

906 482 4695
(Issuers telephone number)

N/A
(Former name, address, and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐ and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuers classes of common equity, as of the last practicable date.

Class	Outstanding as of November 20, 2003
Common Stock, $0.001 per share	19,476,670

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART 1 FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Quincy Resources Inc. (an exploration stage company) and subsidiary at October 31, 2003 and April 30, 2003 and the consolidated statement of operations and consolidated statement of cash flow for the three and six months ended October 31, 2003 and 2002, and for the period from May 5, 1999 (date of inception) to October 31, 2003 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended October 31, 2003, are not necessarily indicative of the results that can be expected for the year ending April 30, 2004.

F1

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
C ONSOLIDATED BALANCE SHEETS

	October 31, 2003	April 30, 2003
	(Unaudited)	(Audited)
	$	$
ASSETS
Cash	480,902	58,868
Total Current Assets	480,902	58,868

Database net of amortization (note 6)	9,848	10,599

TOTAL ASSETS	490,750	69,467

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
CURRENT LIABILITIES
Due to a related party	28,439	1,814
Accounts payable and accrued liabilities	58,188	20,507
Total Current Liabilities	86,627	22,321

STOCKHOLDERS EQUITY (DEFICIT)
Common stock
200,000,000 shares authorized, at $0.001 par
value; 18,794,750 shares issued and
outstanding	18,795	16,903
Capital in excess of par value	682,078	211,053
Share subscriptions received	100,000	-
Deficit accumulated during the exploration
stage	(396,750)	(180,810)

Total Stockholders Equity (Deficit)	404,123	47,146

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	490,750	69,467

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F2

     QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months	Three	Six Months	Six Months	Inception to
	Ended	Months	Ended	Ended	October 31,
	October 31,	Ended	October 31,	October 31,	2003
	2003	October 31,	2003	2002
		2002

SALES	$0	$0	$0	$0	$0
Accounting	3,860	0	14,374	1,000	36,695
Amortization	375	0	751	0	1,244
Bank charges	281	16	482	48	1,257
Consulting	19,000	0	23,500	0	24,500
Filing fees	971	0	1,255	0	5,298
Geology reporting	10,240	0	21,446	0	23,396
Incorporation costs	0	0	0	0	670
Legal fees	44,081	7,359	58,224	7,359	97,404
Executive compensation	8,000	1,500	12,500	3,000	38,000
Office	1,899	0	2,559	25	5,772
Rent	773	0	1,503	900	13,203
Staking fees and exploration	47,457	0	53,714	0	89,323
costs
Telephone	1,436	0	3,016	300	7,581
Transfer agent	375	0	438	195	10,126
Travel and promotion	14,810	0	22,178	0	42,281

NET LOSS	153,558	8,875	215,940	12,827	396,750
Deficit beginning of period	243,192	68,775	180,810	64,826	0
Deficit end of period	$396,750	$77,653	$396,750	$77,653	$396,750

NET LOSS PER COMMON SHARE
Basic	$0.01	$0.01	$0.01	$0.01
AVERAGE OUTSTANDING SHARES
Basic	16,965,307	10,039,277	16,965,307	10,039,277

(Diluted loss per share has not been presented as the result is anti dilutive.)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F3

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months	Three	Six Months	Six Months	Inception to
	Ended	Months	Ended	Ended	October 31,
	October 31,	Ended	October 31,	October 31,	2003
	2003	October 31,	2003	2002
		2002
	$	$	$	$	$

CASH FLOWS FROM	(153,558)	(8,875)	(215,940)	(12,827)	(396,750)
OPERATING
ACTIVITIES:
Net loss
Adjustments to reconcile net
loss to net cash provided by
operating
activities:
Capital contribution expense	0	1,500	0	4,200	38,400
Property payment - shares	12,500	0	12,500	0	12,500
Amortization	375		751	0	1,244
Increase in accounts payable	32,171	(14,124)	37,681	(13,047)	58,188
Net cash from operations	(108,512)	(21,499)	(165,008)	(21,674)	(286,418)

CASH FLOWS FROM
FINANCING
ACTIVITIES:
Proceeds from stock issuances	460,417	15,000	460,417	15,000	601,881
Advance from a related party	28,125	21,483	26,625	21,633	65,439
Share subscriptions received	100,000	0	100,000	0	100,000
Net cash from financing
activities	558,542	36,483	587,042	36,633	767,320

Net Increase (Decrease) in
Cash	480,030	(14,984)	422,034	14,959	480,902

Cash at Beginning of period	872	16	58,868	41	0

CASH AT END OF PERIOD	480,902	15,000	480,902	15,000	480,902

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F4

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003
(Unaudited)

1.     NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on May 5, 1999 with authorized common stock of 200,000,000 shares with $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially mineable ore deposit.

The Company is in the exploration stage until it achieves significant revenues from operations. In an exploration stage company, management devotes most of its activities in acquiring and developing mineral properties. The ability of the Company to emerge from the exploration stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee that the Company will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt regarding the Company’s ability to continue as a going concern.

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

b) Fiscal Year
The Company’s fiscal year end is April 30.

c) Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

F5

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 31, 2003
(Unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

d) Income Taxes
As at October 31, 2003, the Company had a net operating loss carry forward of $396,750. The tax benefit of approximately $119,025 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss carry forward will begin to expire in 2015 and will fully expire in 2024.

e) Basic and Diluted Net Income (Loss) Per Share
The Company computes net income (loss) per share in accordance with SFAS no. 128, “Earnings per Share (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti dilutive.

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

g) Interim Financial Statements
These interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future periods.

h) Financial Instruments
The carrying amounts of financial instruments including cash and accounts payable, are considered by management to be their estimated fair values.

i) Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

F6

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 31, 2003
(Unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

j) Mining Claim Costs
Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred.

k) Environmental Requirements
At the report date environmental requirements related to the mineral leases acquired are unknown and therefore an estimate of any future cost cannot be made.

l) Recent Accounting Pronouncements
In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company does not expect adoption of this standard to have a material effect on the Company's results of operations or financial position.

3.     ACQUISITION OF MINERAL PROPERTIES

a) Silver Bow
In February, 2003, the Company optioned 73 unpatented lode mining claims in Nye County, Nevada. The Company must make advanced royalty payments of $165,000 by the fifth anniversary date. The owner maintains a 3% Net Smelter Return (NSR) of which the Company has the right to purchase two thirds of the NSR for $1,500,000 and the final third for an additional $2,000,000.

b) AG
In March 2003, the Company staked 43 lode mining claims in Humboldt County, Nevada.

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

Under the lease agreement the Company is required to spend $50,000 on exploration and assessment work per year for the first five years and $100,000 per year after that. The lease is subject to a maximum 4% NSR.

F7

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 31, 2003
(Unaudited)

d) Quartz Mountain
Pursuant to the terms of an Option Agreement made as of October 15, 2003 with Seabridge Gold Corporation the Company acquired an exclusive option to earn a 50% interest in 67 unpatented mining claims located in Lake County, Oregon known as the Quartz Mountain Property.

Pursuant to the terms of the Option Agreement, in order to maintain our option and earn the 50% interest we must:

incur cumulative exploration expenditures of $1,500,000 on or before October 15, 2008 as follows by October 15, 2004, $100,000,
by October 15, 2005, $250,000,
by October 15, 2006, $500,000, and
by October 15, 2008, $1,500,000;
issue to Seabridge 250,000 shares of our common stock as follows
50,000 shares on execution of the Option Agreement (which shares have been issued), and
200,000 shares with 30 days of satisfying the expenditure obligations described above.

The above claims have not been proven to have commercially minable ore reserves and therefore all costs of exploration and retaining the properties have been expensed.

4.     COMMON STOCK

Since inception the Company completed Regulation D and Regulation S offerings of 12,455,083 shares of its capital stock for $556,525, 141,667 shares upon the exercise of previously issues share purchase warrants, 148,000 shares for payment of debt, 6,000,000 shares for the purchase of all outstanding shares of Atlas Database Corp. and 50,000 shares for the acquisition of the Quartz Mountain Property option.

		Common	Capital in	Accumulated
	Shares	Stock	Excess of Par	Deficit
		$	Value	$
			$

Balance April 30, 2002	10,026,500	10,027	35,023	(64,826)

Issuance of common
stock for cash @ $ 0.15	533,333	533	79,467

Issuance of common
stock for a data base (note 6)	6,000,000	6,000	5,092

Contributions to capital
expenses – related parties			6,000

Issuance of common
stock for cash at $ 0.25 – April 2003	195,250	195	48,618

F8

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 31, 2003
(Unaudited)

4.     COMMON STOCK – continued

Issuance of common
stock for payment of debt
at $0.25 – April 2003	148,000	148	36,852

Net loss for the year
ended April 30, 2003				(115,984)

Balance April 30, 2003	16,903,083	16,903	211,052	(180,818)

Exercise of warrant for
cash at $0.25 –
September, 2003	141,667	142	35,275

Issuance of common
stock for a property
payment at $ 0.25	50,000	50	12,450

Issuance of common
stock for cash at $0.25 –
October, 2003	1,700,000	1,700	423,300

Net loss for the period
ended October 31, 2003				(215,940)

Balance October 31, 2003	18,794,750	18,795	682,078	(396,750)

Warrants
There are 125,000 common share purchase warrants outstanding to purchase 125,000 common shares at $0.25 per share, these warrants expire between November 30, 2003 and January 10, 2004. On November 15, 2003, 25,000 of these warrants expired.

5.     RELATED PARTY TRANSACTIONS / BALANCES

An officer and director of the Company who holds 22% of the Company’s common stock charged fees of $12,500 for the six month period ended October 31, 2003. In August and September of 2003 this related party advanced $28,439 to the Company. These advances are unsecured, do not bear interest and are repayable upon demand.

6.     PURCHASE ACQUISITION

On January 8, 2003 the Company incorporated Atlas Database Acquisition Corp (subsidiary), for the purpose of acquiring Atlas Database Corp (Atlas). Atlas’s sole assets was a gold exploration database. The Company acquired all of the issued and outstanding shares of Atlas Database Corp. in a tax free exchange pursuant to an Agreement and Plan of Merger dated January 17, 2003, between Atlas Database Corp. and Atlas Database Acquisition Corp. Pursuant to the terms of the Agreement and Plan of Merger, the subsidiary acquired all the issued and outstanding shares of capital stock of Atlas in exchange for 6,000,000 newly issued shares of the Company. Concurrent with the Acquisition, the Subsidiary was merged with and into Atlas. The transaction was recorded as a purchase and as a result no Goodwill was recorded. The share consideration represented 36.23% of the issued and outstanding common shares. The only asset held by Atlas was a database as out lined

F9

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 31, 2003
(Unaudited)

6.     PURCHASE ACQUISITION – continued

below. The stock of Atlas acquired by the Company was valued at $11,092, the remaining book value of the database. The operations of the subsidiary are included in the consolidated statement of operations starting January 24, 2003. There were no contingent terms as part of the acquisition agreement.

In June 2000, Atlas Database Corp purchased the database for $15,000. The database contains information on the natural resources exploration developed during the period 1982 through 1997. The majority of the information contained in the database relates to research on bulk mineable precious mineralized material in the western United States.

The database is being amortized over ten years starting from the date of purchase.

7.     SUBSEQUENT EVENTS

On November 20, 2003 681,920 common shares were issued at a price of $0.25 per share for gross proceeds of $170,480.

On November 24, 2003 the Company’s common shares were approved for listing on the over-the-counter Bulletin Board operated by NASDR, Inc. and are trading under the symbol “QCYR.

The 2003 Stock Option Plan was adopted by the board of directors in December, 2003 and approval by the shareholders is pending. The Plan provides for the issuance of up to 1,700,000 options. On December 3, 2003 the Company granted options to acquire a total of 1,670,000 shares of our common stock at a price of $0.25 per share. These options vest over a period of two years beginning as follows: 25% on January 1, 2004; 25% on July 1, 2004; 25% on January 1, 2005; and 25% on July 1, 2005.

7.     GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, there is substantial doubt about the Company’s ability to continue as a going concern.

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

We were organized for the purpose of acquiring and developing mineral properties. At the report date four series of mineral claims, with unknown reserves, had been acquired: the Silver Bow Property, the AG Property, the Lantern Property and the Quartz Mountain Property, all of which are discussed below. We have not established the existence of a commercially minable ore deposit and therefore have not reached the development stage and are considered to be in the exploration stage.

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

Managements’ Plan of Operation

When used in this discussion, the words “believe”, “anticipates”, “expects” and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements, that speak only as of the date hereof. We undertake no obligation to republish revised forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of factors which affect our business, in this report, as well as our periodic reports on Forms 10 KSB and 10 QSB filed with the Securities and Exchange Commission.

Summary

Since the change in control of the Company in August, 2002, we have raised approximately $725,000 in equity capital pursuant to private placements, acquired a natural resource mineral exploration database, acquired or staked four additional mineral properties located in Nevada and Oregon, added depth of experience to our board of directors and have been granted a symbol for our common stock to trade on the over-the-counter Bulletin Board operated by NASDR, Inc. The next steps in our plans are to continue to locate, assess and acquire natural resource properties and to conduct preliminary exploration work on our properties.

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

Atlas Database Corp. was acquired pursuant to an Agreement and Plan of Merger between ourselves, Atlas Database

Acquisition Corp., our wholly owned subsidiary, Atlas Database Corp., Platoro West Incorporated (“Platoro”) and William M. Sheriff. Mr. Sheriff is the sole Shareholder of Platoro which was, in turn, the sole shareholder of Atlas Database Corp. Pursuant to the terms of the Agreement and Plan of Merger, 6,000,000 shares of our common stock were issued to Platoro West Incorporated in exchange for all of the issued and outstanding shares of Atlas Database Corp., Atlas Database Acquisition Corp. merged with and into Atlas Database Corp. and its separate existence ceased. As a result of the foregoing, Atlas Database Corp. is now our wholly owned subsidiary.

The purchase price for the Atlas Database of 6,000,000 shares of our common stock was determined through arms length negotiations between ourselves and Platoro.

Atlas Database Corp. was formed in January, 2003 and was assigned all of Platoro's right, title and interest in and to the Atlas Database in exchange for $15,000 cash. Prior to the Agreement and Plan of Merger, Platoro was the sole shareholder of Atlas Database Corp. and therefore its parent company.

Platoro’s interest in the Atlas Database was acquired pursuant to a Bill of Sale and Letter Agreement between Platoro and Atlas Minerals Inc. dated June 10, 2000. The purchase price paid by Platoro to Atlas Minerals Inc. was $15,000 cash. As required by the Letter Agreement, we have agreed to comply with the terms thereof. Accordingly, we are required to allow Atlas Minerals Inc. access to the data contained in the Atlas Database for competitive purposes, provided that Atlas Minerals Inc. provides reasonable notice. To date, Atlas Minerals Inc. has not requested access to the data. The Letter Agreement does not provide for sales of any of the data contained in the Atlas Database by Atlas Minerals Inc. to third parties, it only requires that we grant access to the data for competitive purposes. However, it does not specifically prohibit such sales. We have not obtained a legal opinion on whether or not Atlas Minerals Inc. has the right to sell any of the data contained in the Atlas Database to third parties. However, we are of the view that such sales would be a violation of the terms of the Letter Agreement and would take steps to prevent such sales. We can give no assurance that we would be successful in this regard. Pursuant to the terms of the Letter Agreement, Atlas Minerals Inc. is entitled to access the Atlas Database for the purpose of competing directly with us. Pursuant to the terms of the Letter Agreement, in the event we sell any of the data to a third party we are required to pay Atlas Minerals Inc. 25% of the proceeds of the sale. We do not require the consent of Atlas Minerals Inc. to sell any of the data to a third party.

Pursuant to the terms of the Agreement and Plan of Merger we have granted Platoro the option to repurchase from us the Atlas Database on an “as is, where is” basis, provided that (i) during the 365 day period prior to the exercise of the option we have not made commercial use of the Atlas Database and (ii) we have no commercially reasonable plans for use of the Atlas Database. The exercise price of the option is the payment by Platoro of 6,000,000 shares of our common stock. Accordingly, the option exercise price is the same as the purchase price. In the event that we sell the Atlas Database to an arms length third party the option granted to Platoro will terminate.

Mineral Properties

Silver Bow Property

Pursuant to the terms of a Mining Lease and Agreement made the 21st day of February, 2003 between ourselves and Donald K. Jennings and Renegade Exploration (the “Owners”), we acquired the exclusive right to explore and mine ores and minerals of any kind (except oil and gas) on 73 unpatented lode mining claims in Nye County, Nevada known as the Silver Bow Property.

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

Pursuant to the terms of the Mining Lease and Agreement we have also agreed with the Owners that, in the event that we locate any additional unpatented mining claims within an “Area of Interest” surrounding the Silver Bow Property, such claims will be subject to the Mining Lease and Agreement and, as a result, we will be obligated to pay a 3% NSR royalty referred to above to the Owners in respect of such claims. In the event that any claims we locate are inside the “Area of Interest” and are subject to a royalty payable to a third party, the 3% NSR royalty payable to the Owners will be reduced on a dollar for dollar basis. The “Area of Interest” is defined by specific boundaries and encompasses 1,887 hectares located around the Silver Bow Property.

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

Lantern Property

On July 31, 2003, we entered into a mining lease with Newmont Mining Corporation for unpatented mining claims totaling 1,083.06 acres, and also received a quit claim deed for 340 acres consisting of 17 unpatented mining claims. The property is known as the Lantern Property. Platoro West Incorporated, a corporation controlled by one of our shareholders, namely William M. Sheriff, is also a party to the Mining Lease. Specifically excluded from the agreement are 22 unpatented mining claims under lease to Romios Gold Resources, Inc. a Canadian corporation.

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

Quartz Mountain Property

Pursuant to the terms of an Option Agreement made as of October 15, 2003 with Seabridge Gold Corporation (a wholly-owned subsidiary of Seabridge Gold Inc.) (“Seabridge”) we acquired an exclusive option to earn a 50% interest in 67 unpatented mining claims located in Lake County, Oregon known as the Quartz Mountain Property, subject to certain exclusions.

Pursuant to the terms of the Option Agreement, in order to maintain our option and earn the 50% interest we must:

incur cumulative exploration expenditures of $1,500,000 on or before October 15, 2008 as follows by October 15, 2004, $100,000,
by October 15, 2005, $250,000,
by October 15, 2006, $500,000, and
by October 15, 2008, $1,500,000;
issue to Seabridge 250,000 shares of our common stock as follows
50,000 shares on execution of the Option Agreement (which shares have been issued), and
200,000 shares with 30 days of satisfying the expenditure obligations described above.

If those conditions are satisfied, we will be deemed to have exercised the option and earned our 50% interest in the Quartz Mountain Property, at which time we will be deemed to have entered into a Joint Venture Agreement with Seabridge.

We may also increase our interest in the Quartz Mountain Property from 50% to 62.5% by (i) funding 100% of a feasibility study on the Quartz Mountain Property within three years; and (ii) issuing 250,000 shares at the completion of the feasibility study.

We are required to make the first $100,000 of expenditures and to pay all fees required to keep the Quartz Mountain Property in good standing. Once we have made the first $100,000 of expenditures we may terminate the Option Agreement on 60 days written notice to Seabridge.

We have also agreed with the Seabridge that, if the parties to the Option Agreement acquire any additional mineral properties with two miles of the outer boundaries of the Quartz Mountain Property, such properties will immediately be subject to the Option Agreement.

The Option Agreement is subject to two Royalty Agreements, the first of which is between Seabridge and William M. Sheriff, our largest shareholder (the “Sheriff Royalty”) pursuant to a Royalty Agreement dated December 18, 2001, and the second of which is between Seabridge and Quartz Mountain Resources Ltd. (the “QMR Royalty”) pursuant to an Asset Purchase and Sale and Royalty Agreement dated December 17, 2001. Pursuant to the Sheriff Royalty, Sheriff is entitled to a 0.5% net smelter returns royalty from all ore mined on the Quartz Mountain Property, and pursuant to the QMR Royalty, Quartz Mountain Resources Ltd. is entitled to a 1% net smelter returns royalty from all ore mined on the Quartz Mountain Property.

There are no known reserves on the Quartz Mountain Property and any proposed program by us is exploratory in nature. We have not conducted any exploration activities on the Quartz Mountain Property. Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit exists in the Quartz Mountain Property (other than the 2.744 million ounce low-grade gold resource which has been identified by previous exploration activities on the Quartz Mountain Property and which is specifically excluded from our rights to the Quartz Mountain Property) until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

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

At October 31, 2003 we had cash of $480,902 as compared to $58,868 at April 30, 2003 and a working capital surplus of $294,275 as compared to $36,547 at April 30, 2003. The increase in working capital is attributable to current fund raising.

Total liabilities as of October 31, 2003 were $186,627 as compared to $22,321 at April 30, 2003.

Net cash used in operating activities in the six month period ended October 31, 2003 was $165,008 compared to $21,674 in the six month period ended October 31, 2002. Net cash from financing activities in the six month period ended October 31, 2003 was $587,042 (2002 - $36,633). The increases are attributable to the increase in our business activities, as we were dormant in the previous period.

Subsequent to October 31, 2003 we issued 681,920 shares of common stock for gross proceeds of $170,480.

We have sufficient working capital to pay our administrative and general operating expenses and to make the advance royalty payments required on our properties through December 2004, and to conduct preliminary exploration programs. We will need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to fund our general and administrative expenses, make the additional advance royalty payments required on our properties and conduct exploration programs on our properties. Failure to obtain such additional financing will result in the loss by us of our interests in our mineral properties. We have no agreements or understandings with any person for additional financing.

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

Results of Operations

During the six month period ended October 31, 2003 our activities were focused on the acquisition of our interest in the Lantern Property and Quartz Mountain property, maintaining our other mineral properties in good standing, the completion of our registration statement filing with the Securities and Exchange Commission and obtaining a symbol from NASDR, Inc. In addition, we determined to abandon our interest in the Quincy Property in order to focus our efforts on natural resource mineral properties located in the western United States (in particular Nevada and Oregon).

Expenses related to the preparation of Geology Reports and Staking Fees and Exploration Costs increased from $Nil during the six month period ended October 31, 2002 to $21,446 and $53,714, respectively, during the six month period ended October 31, 2003, reflecting our increased business activity.

As a result of our registration statement filing and the acquisition of the Lantern Property and Quartz Mountain property, legal fees increased to $58,224 during the six month period ended October 31, 2003 as compared to $Nil for the six month period ended October 31, 2002.

Accounting fees for the six month period ended October 31, 2003 also increased substantially to $14,374 from $1,000 in the same period in 2002 due to the increased costs associated with the increase in our business activity.

Executive compensation of $12,500 was paid in the six month period ended October 31, 2003 to Daniel Farrell, our President, Chief Financial Officer, Secretary and director as compared to $3,000 in 2002.

Travel and promotion during the six month period ended October 31, 2003 of $22,178 increased from nil in 2002 due to the travel requirements to our new properties in Nevada and Oregon.

No donated executive compensation was recorded for the six month period ended October 31, 2003.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to foreign currency risk due to the Company’s revenue transactions being conducted in U.S. dollars.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a 14(c) and 15d 14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10 QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to it by others within the Company, particularly during the period in which this quarterly report on Form 10 QSB was being prepared.

Changes in Internal Controls

There were not significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Other than as disclosed above under the heading “Lantern Property”, our management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its mineral claims. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its mineral claims.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

As at April 30, 2003 the Company had outstanding 16,903,083 shares of common stock and share purchase warrants entitling the holders thereof to purchase an additional 266,667 shares.

During the six month period ended October 31, 2003 the following changes in our securities occurred:

On September 4, 2003 we issued 75,000 shares of our common stock to 2 persons upon the exercise of 75,000 previously issued share purchase warrants at a price of $0.25 per share for gross proceeds to us of $18,750. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchasers were not U.S. Persons as that term is defined in Regulation S.

On September 15, 2003 we issued 66,667 shares of our common stock to 1 person upon the exercise of 66,667 previously issued share purchase warrants at a price of $0.25 per share for gross proceeds to us of $16,666. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchasers were not U.S. Persons as that term is defined in Regulation S.

On October 15, 2003 we issued 50,000 shares of our common stock to Seabridge Gold Corporation pursuant to the terms of an Option Agreement dated October 15, 2003 between ourselves and Seabridge. These securities were issued in reliance upon the exemption from registration provided by s. 4(2) of the Securities Act.

On October 29, 2003 we accepted subscriptions from ten investors and issued 1,700,000 shares at a price of $0.25 per share for gross consideration of $425,000. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchasers were not U.S. Persons as that term is defined in Regulation S.

On November 15, 2003 the remaining 25,000 warrant issued on November 15, 2002 expired unexercised.

On November 20, 2003 we accepted subscriptions from six investors and issued 681,920 shares at a price of $0.25 per share for gross consideration of $170,480. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchasers were not U.S. Persons as that term is defined in Regulation S.

On December 3, 2003 the Company granted options to acquire a total of 1,670,000 shares of our common stock at a price of $0.25 per share. These options vest over a period of two years beginning as follows: 25% on January 1, 2004; 25% on July 1, 2004; 25% on January 1, 2005; and 25% on July 1, 2005.

Accordingly, as at December 3, 2003 the Company had outstanding 19,476,670 shares of common stock, share purchase warrants entitling the holders thereof to purchase an additional 100,000 shares and options entitling the holders to acquire 1,670,000 shares of common stock. The certificates representing the warrants provide for the appropriate adjustment in the class and number of share issued upon exercise of the warrants upon the occurrence of certain events, including any subdivision, consolidation or reclassification of the Company’s share capital.

Other than the above, there have been no changes in securities since the Company’s fiscal year end.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

No report is required.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8 K

(a) Exhibits required to be attached by Item 601 of Regulation S B are listed below and are incorporated herein by this reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8 K.

Form 8-K
Private Placement - Commencement, October 14, 2003. This reported on the undertaking of a private placement by the Company pursuant to which it offered for saleup to 2,000,000 shares of its common stock at a price of US$0.25 per share for grossproceeds of US$500,000. For details pertaining to the private placement refer to the Company’s Current Report filed on Form 8-K dated October 14, 2002 which can be viewed on the Securities and Exchange Commission website (SEC file no. 000-31501).

Form 8-K
Private Placement – First Closing, October 29, 2003. This reported on the closing of the first trance of the private placement announced October 14, 2003. On October 29, 2003 the Company accepted subscriptions for a total of 1,700,000 shares of its common stock for gross proceeds of US$425,000. For details pertaining to the private placement refer to the Company’s Current Report filed on Form 8-K dated October 29, 2002 which can be viewed on the Securities and Exchange Commission website (SEC file no. 000- 31501).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINCY RESOURCES INC.

December 16, 2003

/s/ Daniel Farrell
Daniel Farrell
President, Chief Financial Officer, Secretary and Director