Form 10QSB
period 2004-01-31
QUINCY RESOURCES INC
filed 2004-03-19
CIK 1092619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes☒ No ☐ and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuers classes of common equity, as of the last practicable date.

Class	Outstanding as of March 11, 2004
Common Stock, $0.001 per share	19,526,670

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART 1 FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Quincy Resources Inc. (a pre-exploration stage company) and subsidiary at January 31, 2004 and April 30, 2003 and the consolidated statement of operations and consolidated statement of cash flow for the three and nine months ended January 31, 2004 and 2002, and for the period from May 5, 1999 (date of inception) to January 31, 2004 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended January 31, 2004, are not necessarily indicative of the results that can be expected for the year ending April 30, 2004.

F1

QUINCY RESOURCES INC. (and Subsidiary)
(Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	January 31, 2004	April 30, 2003
	(Unaudited)	(Audited)
	$	$

ASSETS
Cash	364,858	58,868
Total Current Assets	364,858	58,868

Database net of amortization (note 6)	9,473	10,599

TOTAL ASSETS	374,331	69,467

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
CURRENT LIABILITIES
Due to a related party	28,013	1,814
Accounts payable and accrued liabilities	86,749	20,507
Total Current Liabilities	114,762	22,321

STOCKHOLDERS EQUITY (DEFICIT)
Common stock
200,000,000 shares authorized, at $0.001 par
value; 19,526,670 shares issued and outstanding	19,527	16,903
Capital in excess of par value	864,326	211,053
Deficit accumulated during the pre-exploration stage	(624,284)	(180,810)

Total Stockholders Equity (Deficit)	259,569	47,146

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	374,331	69,467

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F2

QUINCY RESOURCES INC. (and Subsidiary)
(Pre-exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months	Three	Nine months	Nine months	Inception to
	Ended	Months	Ended	Ended	January 31,
	January 31,	Ended	January 31,	January 31,	2004
	2004	January 31,	2004	2003
		2003
SALES	$0	$0	$0	$0	$0
Accounting	4,539	565	18,913	1,565	41,234
Amortization	375	53	1,126	53	1,619
Bank charges	607	106	1,089	154	1,864
Consulting	24,075	0	47,575	0	48,575
Filing fees	2,002	0	3,257	0	7,300
Geology reporting	5,150	0	26,596	0	28,546
Incorporation costs	0	0	0	0	670
Legal fees	13,109	5,879	71,333	13,238	110,513
Executive compensation	15,000	1,500	27,500	4,500	53,000
Office	5,004	158	7,563	183	10,776
Rent	(316)	0	1,187	900	12,887
Staking fees and exploration	111,489	5,000	165,203	5,000	200,812
costs
Telephone	2,461	300	5,477	600	10,042
Shareholder Information	30,807	1,775	31,245	1,970	40,933
Travel and promotion	13,232	8,602	35,410	8,602	55,513

NET LOSS	227,534	23,938	443,474	36,765	624,284
Deficit beginning of period	396,750	77,653	180,810	64,826	0
Deficit end of period	$624,284	$101,591	$624,284	$101,591	$624,284

NET LOSS PER COMMON SHARE
Basic	$0.01	$0.01	$0.02	$0.01
AVERAGE OUTSTANDING SHARES
Basic	19,335,710	13,293,167	18,214,576	13,293,167

(Diluted loss per share has not been presented as the result is anti dilutive.)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F3

QUINCY RESOURCES INC. (and Subsidiary)
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months	Three	Nine months	Nine months	Inception to
	Ended	Months	Ended	Ended	January 31,
	January 31,	Ended	January 31,	January 31,	2004
	2004	January 31,	2004	2003
		2003
	$	$	$	$	$

CASH FLOWS FROM	(227,534)	(23,938)	(443,474)	(36,765)	(624,284)
OPERATING
ACTIVITIES:
Net loss
Adjustments to reconcile net
loss to net cash provided by
operating
activities:
Capital contribution expense	0	1,800	0	6,000	38,400
Property payment - shares	0	0	12,500	0	12,500
Amortization	375	53	1,126	53	1,619
Increase in accounts payable	28,561	1,149	66,242	(11,898)	86,749
Net cash from operations	(198,598)	(20,936)	(363,606)	(42,610)	(485,016)

CASH FLOWS FROM
FINANCING
ACTIVITIES:
Proceeds from stock issuances	182,980	65,000	643,397	80,000	784,861
Advance from a related party	(426)	11,165	26,199	32,798	65,013
Share subscriptions received	(100,000)	0	0	0	0
Net cash from financing
activities	82,554	76,165	669,596	112,798	849,874

Net Increase (Decrease) in
Cash	(166,044)	55,229	305,990	70,188	364,858

Cash at Beginning of period	480,902	15,000	58,868	41	0

CASH AT END OF PERIOD	364,858	70,229	364,858	70,229	364,858

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F4

QUINCY RESOURCES INC. (and Subsidiary)
(Pre-exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 (Unaudited)

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

The Company is in the pre-exploration stage and will be in the pre-exploration stage until it commences significant exploration activities. The Company will be in the exploration stage until it achieves significant revenues from operations. In an exploration stage company, management devotes most of its activities in acquiring and developing mineral properties. The ability of the Company to emerge from the exploration stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee that the Company will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt regarding the Company’s ability to continue as a going concern.

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

F5

QUINCY RESOURCES INC. (and Subsidiary)
(Pre-exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

d) Income Taxes

As at January 31, 2004, the Company had a net operating loss carry forward of $597,284. The tax benefit of approximately $179,185 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss carry forward will begin to expire in 2015 and will fully expire in 2024.

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

i) Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

F6

QUINCY RESOURCES INC. (and Subsidiary)
(Pre-exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 (Unaudited)

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

F7

QUINCY RESOURCES INC. (and Subsidiary)
(Pre-exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 (Unaudited)

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

e) Empire Property

On December 15, 2003 the Company entered into a Mining Lease and Agreement with Nevada Contact Inc., in respect of 22 unpatented mineral claims (except oil and gas) situated in Owhee County, Idaho (the “Empire Claims”) and certain additional lands (except oil and gas) comprising 552 acres, more or less, also located in Owhee County, Idaho pursuant to a State of Idaho Department of Lands Mineral Lease (the “Empire Lease”).

In order to maintain the lease on the Empire Claims and the Empire Lease the Company is required to make an annual advance royalty payment of $10,000 on December 15 of each year beginning December 15, 2003.

The Empire Claims are subject to a 3% net smelter return royalty (which shall be reduced to 1% after Nevada Contact Inc. has received total compensation of $1,000,000) and the Empire Lease is subject to a 1% net smelter return royalty.

4. COMMON STOCK

Since inception the Company completed Regulation D and Regulation S offerings of 13,137,003 shares of its capital stock for $556,525, 191,667 shares upon the exercise of previously issues share purchase warrants, 148,000 shares for payment of debt, 6,000,000 shares for the purchase of all outstanding shares of Atlas Database Corp. and 50,000 shares for the acquisition of the Quartz Mountain Property option.

F8

QUINCY RESOURCES INC. (and Subsidiary)
(Pre-exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 (Unaudited)

4. COMMON STOCK – continued

	Shares	Common Stock	Capital in Excess of	Accumulated Deficit
			Par Value
Balance April 30,
2002	10,026,500	10,027	35,023	(64,826)
Issuance of common
stock for cash @
$0.15	533,333	533	79,467
Issuance of common
stock for a data base
(note 6)	6,000,000	6,000	5,092
Contributions to
capital expenses –
related parties			6,000
Issuance of common
stock for cash at
$0.25 – April 2003	195,250	195	48,618
Issuance of common
stock for payment of
debt at $0.25 – April
2003	148,000	148	36,852
Net loss for the year
ended April 30, 2003				(115,984)
Balance April 30,
2003	16,903,083	16,903	211,052	(180,818)
Exercise of warrant
for cash at $0.25 –
September, 2003	141,667	142	35,275
Issuance of common
stock for a property
payment at $0.25	50,000	50	12,450
Issuance of common
stock for cash at
$0.25 – October,
2003	1,700,000	1,700	423,300
Issuance of common
stock for cash at
$0.25 – November,
2003	681,920	682	169,798
Exercise of warrant
for cash at $0.25 –
January, 2004	50,000	50	12,450
Net loss for the
period ended January
31, 2004				(443,474)
Balance January 31,
2004	19,526,670	19,527	864,326	(624,284)

F9

QUINCY RESOURCES INC. (and Subsidiary)
(Pre-exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 (Unaudited)

5. RELATED PARTY TRANSACTIONS / BALANCES

An officer and director of the Company who holds 22% of the Company’s common stock charged fees of $27,500 for the nine month period ended January 31, 2004. In August and September of 2003 this related party advanced $28,013 to the Company. These advances are unsecured, do not bear interest and are repayable upon demand.

6. PURCHASE ACQUISITION

On January 8, 2003 the Company incorporated Atlas Database Acquisition Corp (subsidiary), for the purpose of acquiring Atlas Database Corp (Atlas). Atlas’s sole asset was a gold exploration database. The Company acquired all of the issued and outstanding shares of Atlas Database Corp. in a tax free exchange pursuant to an Agreement and Plan of Merger dated January 17, 2003, between Atlas Database Corp. and Atlas Database Acquisition Corp. Pursuant to the terms of the Agreement and Plan of Merger, the subsidiary acquired all the issued and outstanding shares of capital stock of Atlas in exchange for 6,000,000 newly issued shares of the Company. Concurrent with the Acquisition, the Subsidiary was merged with and into Atlas. The transaction was recorded as a purchase and as a result no Goodwill was recorded. The share consideration represented 36.23% of the issued and outstanding common shares. The only asset held by Atlas was a database as out lined below. The stock of Atlas acquired by the Company was valued at $11,092, the remaining book value of the database. The operations of the subsidiary are included in the consolidated statement of operations starting January 24, 2003. There were no contingent terms as part of the acquisition agreement.

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

7. STOCK OPTION PLAN

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under its 2003 Key Employee Stock Option Plan.

Options Outstanding			Options Exercisable
Exercise	Number	Weighted Average	Number	Weighted Average
prices:	Outstanding	Remaining	Exercisable	Exercise Price
		Contractual Life
		(Years)

$0.25	1,670,000	5.0	417,500	0.25
$0.67	225,000	5.0	0	0.67

F10

QUINCY RESOURCES INC. (and Subsidiary)
(Pre-exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 (Unaudited)

7. STOCK OPTION PLAN – continued

Transactions involving stock options issued to employees are summarized as follows:

	Number of	Weighted
	Shares	Average Exercise
		Price
Outstanding at April 30, 2003	0	$ N/A
Granted	1,895,000	0.30
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2003	1,895,000	$0.30

If the Company recognized compensation cost for the 2003 Key Employee Stock Option Plan in accordance with SFAS No. 123, the Company’s pro forma net loss and net loss per share would have been $(451,474) and $(0.03) per share for the period ended January 31, 2004 and $(64,826) and $(0.01) per share for the period ended January 31, 2003, respectively.

8. SUBSEQUENT EVENTS a) Miller Property

In January, 2004 the Company entered into a Mining Lease and Agreement with Pacific Intermountain Gold Corporation pursuant to which the Company leased 21 unpatented lode claims located in Esmeralda County, Nevada known as the “Miller Property”. Our largest shareholder holds a minority (25%) interest in Pacific Intermountain Gold Corporation. Under the Mining Lease and Agreement the Company has paid an advance royalty of $5,000 and is required to complete a $20,000 work commitment by January 23, 2005. In order to maintain the lease the Company is required to make the following additional advance royalty payments and exploration expenditures:

Date	Advance Royalty Payment	Exploration Expenditure
January 23, 2004 (paid)	$5,000	Nil
January 23, 2005	$7,500	$20,000
January 23, 2006	$10,000	$30,000
January 23, 2007	$15,000	$50,000
January 23, 2008	$30,000	$70,000
January 23, 2009 and every January 23 thereafter	$50,000	$100,000, until commencement of commercial production

Pursuant to the Mining Lease and Agreement the Miller Property is subject to a sliding scale net smelter returns royalty ranging from 2% for gold prices under $300.00/oz to 5% for gold prices in excess of $500.00/oz. Advance royalty payments are credited against the sliding scale net smelter returns royalty.

F11

QUINCY RESOURCES INC. (and Subsidiary)
(Pre-exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 (Unaudited)

8. SUBSEQUENT EVENTS– continued

b) Seven Troughs Property

In March, 2004 the Company acquired a perpetual lease of certain mineral properties located in Pershing County, Nevada and known as the Seven Troughs Property from Newmont Capital Limited (the “Seven Troughs Agreement”). The Seven Troughs Property consists of three claim groups which are owned, leased or optioned by Newmont Capital Limited. Certain of the claims are subject to underlying net smelter returns royalties of 1% to 1.5%.

The Company is required to satisfy all obligations under the leases for Seven Troughs Property which include reimbursing Newmont for an advance minimum royalty payment of $25,000 as well as making the following advance royalty payments:

  $50,000 on or before January 1, 2005;
  an additional $75,000 on or before January 1, 2006; and
  an additional $100,000 on or before January 1 of each year thereafter

The advance royalty payments will be credited against a 1% new smelter returns royalty payable to the Lessor in respect of certain of the Leases.

Pursuant to the terms of the Seven Troughs Agreement, in order to keep its lease in good standing the Company is required to make a total of $5,000,000 in exploration expenditures as follows:

  $500,000 on or before September 1, 2005;
  an additional $650,000 on or before September 1, 2006;
  an additional $850,000 on or before September 1, 2007;
  an additional $1,250,000 on or before September 1, 2008; and
  an additional $1,750,000 on or before September 1, 2009.

The $500,000 of exploration expenditures required on or before September 1, 2005 is a firm commitment by the Company.

c) Private Placement

The Company has undertaken a private placement pursuant to which it is offering for sale up to 4,285,714 units (“the “Units”) at a price of $0.70 per Unit for gross proceeds to the Registrant of up to $3,000,000. Each unit consists of one share of the Registrant’s common stock and one half of one non-transferable share purchase warrant (a “Warrant”) pursuant to the exemptions from registration provided by Regulation D and Regulation S promulgated under the United States Securities Act of 1933. Each whole Warrant will entitle the holder thereof to purchase an additional share of the Registrant’s common stock at a price of $1.00 for a period of eighteen months from the date of issuance. The proceeds of the private placement are to be used to pay the $500,000 firm commitment required to be paid pursuant to the Seven Troughs Agreement, to fund the exploration costs in respect of the Registrant’s mineral properties and for general working capital purposes. Pursuant to the terms of the private placement, the Registrant will grant to the purchasers registration rights.

F12

QUINCY RESOURCES INC. (and Subsidiary)
(Pre-exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 (Unaudited)

8. SUBSEQUENT EVENTS– continued

d) Engagement Letter

The Company has executed an Engagement Letter with a broker-dealer pursuant to which it has appointed the broker-dealer as its agent to sell, on a reasonable efforts basis and by way of private placement, $8,000,000 worth of units, each unit consisting of one share and one warrant. The pricing of the issue and the terms of the warrants have not been determined. In connection with the private placement, the Company will be applying for a listing on the Toronto Stock Exchange.

9. GOING CONCERN

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

F13

ITEM 2.     MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

We were incorporated under the laws of the State of Nevada on May 5, 1999 with authorized common stock of 200,000,000 shares with $0.001 par value.

We were organized for the purpose of acquiring and developing mineral properties. At the report date seven series of mineral claims, with unknown reserves, had been acquired: the Silver Bow Property, the AG Property, the Lantern Property, the Quartz Mountain Property, the Empire Property, the Miller Property and the Seven Troughs Property, all of which are discussed below. We have not commenced significant exploration activities and we have not established the existence of a commercially minable ore deposit and therefore have not reached the exploration or development stages and are considered to be in the pre-exploration stage.

We are in the pre-exploration stage and will be in the pre-exploration stage until we commence significant exploration activities. We will be in the exploration stage until we achieves significant revenues from operations. In an exploration stage company, management devotes most of its activities in acquiring and developing mineral properties. Our ability to emerge from the exploration stage with respect to our planned principal business activity is dependent upon our ability to attain profitable operations. There is no guarantee that we will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and we may not be able to obtain such financing on terms which are satisfactory to us. There is substantial doubt regarding our ability to continue as a going concern. Managements plans for our continuation as a going concern include financing our operations through sales of our unregistered common stock. If we are not successful with our plans, investors could then lose all or a substantial portion of their investment.

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

Summary

Since the change in control of the Company in August, 2002, we have raised approximately $725,000 in equity capital pursuant to private placements, acquired a natural resource mineral exploration database, acquired or staked seven additional mineral properties located in Nevada, Idaho and Oregon, added depth of experience to our board of directors and have been granted a symbol for our common stock to trade on the over-the-counter Bulletin Board operated by NASDR, Inc. The next steps in our plans are to continue to locate, assess and acquire natural resource properties and to conduct preliminary exploration work on our properties.

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
     $15,000 on February 21st, 2004 (paid);
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

There are no known reserves on the Silver Bow Property and any proposed program by us is exploratory in nature. We have not conducted any exploration activities on the Silver Bow Property. Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities. We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in the Silver Bow Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

AG Property

In March 2003, we staked 44 lode mining claims in Humboldt County, Nevada known as the AG Property. The AG Property is located approximately 32 miles northwest of the town of Orovada in Humboldt County, Nevada. The Property lies within the Bilk Creek Mountains and encompasses a small hill.

There are no known reserves on the AG Property and any proposed program by us is exploratory in nature. We have not conducted any exploration activities on the AG property. Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities. We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in the AG Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

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

There are no known reserves on the Lantern Property and any proposed program by us is exploratory in nature. We have not conducted any exploration activities on the Lantern property. Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities. We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in the Lantern Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

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

There are no known reserves on the Quartz Mountain Property and any proposed program by us is exploratory in nature. We have not conducted any exploration activities on the Quartz Mountain Property. Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities. We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit exists in the Quartz Mountain Property (other than the 2.744 million ounce low-grade gold resource which has been identified by previous exploration activities on the Quartz Mountain Property and which is specifically excluded from our rights to the Quartz Mountain Property) until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Empire Property

On December 15, 2003 we entered into a Mining Lease and Agreement with Nevada Contact Inc., in respect of 22 unpatented mineral claims (except oil and gas) situated in Owhee County, Idaho (the “Empire Claims”) and certain additional lands (except oil and gas) comprising 552 acres, more or less, also located in Owhee County, Idaho pursuant to a State of Idaho Department of Lands Mineral Lease (the “Empire Lease”).

In order to maintain the lease on the Empire Claims and the Empire Lease we are required to make an annual advance royalty payment of $10,000 on December 15 of each year beginning December 15, 2003.

The Empire Claims are subject to a 3% net smelter return royalty (which shall be reduced to 1% after Nevada Contact Inc. has received total compensation of $1,000,000) and the Empire Lease is subject to a 1% net smelter return royalty.

There are no known reserves on the Empire Claims or the Empire Lease and any proposed program by us is exploratory in nature. We have not conducted any exploration activities on the Empire Claims or the Empire Lease Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities. We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in the Empire Claims or the Empire Lease until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Miller Property

In January, 2004 the Company entered into a Mining Lease and Agreement with Pacific Intermountain Gold Corporation pursuant to which the Company leased 21 unpatented lode claims located in Esmeralda County, Nevada known as the “Miller Property”. Our largest shareholder holds a minority (25%) interest in Pacific Intermountain Gold Corporation. Under the Mining Lease and Agreement the Company has paid an advance royalty of $5,000 is required to complete a $20,000 work commitment by January 23, 2005. In order to maintain the lease the Company is required to make the following additional advance royalty payments and exploration expenditures:

Date	Advance Royalty Payment	Exploration Expenditure
January 23, 2004 (paid)	$5,000	$Nil
January 23, 2005	7,500	$20,000

January 23, 2006	10,000	$30,000
January 23, 2007	15,000	$50,000
January 23, 2008	30,000	$70,000
January 23, 2009 and every January 23 thereafter	$50,000	$100,000, until commencement of commercial production

Pursuant to the Mining Lease and Agreement the Miller Property is subject to a sliding scale net smelter returns royalty ranging from 2% for gold prices under $300.00/oz to 5% for gold prices in excess of $500.00/oz. Advance royalty payments are credited against the sliding scale net smelter returns royalty.

There are no known reserves on the Miller Property and any proposed program by us is exploratory in nature. We have not conducted any exploration activities on the Miller Property. Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities. We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in the Miller Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Seven Troughs Property

We have acquired a perpetual lease of certain mineral properties located in Pershing County , Nevada and known as the Seven Troughs Property from Newmont Capital Limited (“Newmont”) pursuant to the terms of a Minerals Lease, Sublease and Agreement dated and effective March 1, 2004 (the “Agreement”) between the Registrant and Newmont.

The Seven Troughs Property consists of three sets of claims as follows:

  34 patented lode mining claims (6 of which are subject to a 1.5% net smelter returns royalty) and 8 unpatented lode mining claims situate in Sections 12, 13, 23-26, 35 and 36, Township 30 North, Range 28 East, and Section 7 and 19, Township 30 North, Range 29 East, MDB&M, Pershing County, State of Nevada (the “Owned Claims”);

  5 patented lode mining claims situate in Sections 25 and 36, Township 30 North, Range 28 East, MDB&M, Pershing County, State of Nevada which are subject to the Option and Purchase Agreement dated effective April 15, 1999, between Western United Mines, Inc., a Utah corporation, and Seven Troughs Joint Venture, a Nevada Joint Venture among Franco-Nevada Mining Corporation, Inc. and Euro-Nevada Mining Corporation, Inc. (the “Optioned Claims”); and

  76 unpatented and 64 patented lode mining claims and leased 162 unpatented claims situate in Sections 12, 13, 23-26, 35 and 36, Township 30 North, Range 28 East; and Sections 18, 19, 30 and 31 of Township 40 North, Range 29 East, MDB&M, Pershing County, State of Nevada (the “Leased Claims”).

Pursuant to the terms of the Agreement, we have been assigned Newmont’s rights to the agreement between Newmont and Western United Mines, Inc. (“Western”) in respect of the Optioned Claims (the “Option Agreement”). Pursuant to the Option Agreement, we are required to pay the sum of $9,000 to Western on or before April 15, 2004 and the sum of $9,000 to Western on or before April 15, 2005. We will thereafter be required to exercise the option to purchase the Optioned Claims on or before April 15, 2006 by paying to Western the sum of $300,000.

In addition, we are required to satisfy all obligations under the leases for the Leased Claims (the “Leases”). These obligations include reimbursing Newmont for the advance minimum royalty payment paid by Newmont to the lessor of certain of the Leases (the “Lessor”) $25,000 (which sum has been paid by the Registrant), as well as making the following advance royalty payments to the Lessor:

  $50,000 on or before January 1, 2005;

  an additional $75,000 on or before January 1, 2006; and
  an additional $100,000 on or before January 1 of each year thereafter.

The advance royalty payments will be credited against a 15% net profits interest payable to the Lessor in respect of certain of the Leases. In addition, certain of the Leased Claims are subject to an additional 1% net smelter returns royalty.

Pursuant to the terms of the Agreement, in order to keep its lease in good standing we are required to make a total of $5,000,000 in exploration expenditures as follows:

  $500,000 on or before September 1, 2005;
  an additional $650,000 on or before September 1, 2006;
  an additional $850,000 on or before September 1, 2007;
  an additional $1,250,000 on or before September 1, 2008; and
  an additional $1,750,000 on or before September 1, 2009.

The $500,000 of exploration expenditures required on or before September 1, 2005 is a firm commitment by the Registrant.

Once we have expended $2,500,000 of exploration expenditures on the Seven Troughs Property (but prior to commencement of production) we are required to provide a positive feasibility study (a “Completion Notice”).

Prior to delivery of the positive feasibility study, and upon payment to us of 30% of the exploration expenditures made by us to that date, Newmont has the right to require us to enter into a joint venture on the Seven Troughs Property with Newmont having a 51% interest and us a 49% interest. Newmont will also be required to pay all expenditures by the joint venture up to an amount equal to 150% of the exploration expenditures made by us to that date. Newmont may also require us to enter into a joint venture on the Seven Troughs Property within 120 days of the delivery of the Completion Notice by paying to us 100% of the exploration expenditures made by us to that date, in which case Newmont will also be required to pay all expenditures by the joint venture up to an amount equal to 150% of the exploration expenditures made by us to that date

In lieu of electing to enter into a joint venture, and once we have expended $2,500,000 of exploration expenditures on the Seven Troughs Property, Newmont may elect to receive a cash payment equal to 85% of the exploration expenditures made by us to that date (to a maximum of $5,500,000) following which Newmont will transfer its interest in the Seven Troughs Property to us, subject to a net smelter returns royalty on precious metals (gold, silver and platinum) as follows:

Monthly Average	Net Smelter
Gold Price (U.S.$/ounce)	Return Percentage
Less than $300	2.5%
$300 up to $399.99	3.5%
$400 up to $499.99	4.5%

Pursuant to the terms of the Agreement all lands within one-half mile of the boundaries of the Seven Troughs Property acquired by us will become part of the Seven Troughs Property and subject to the Agreement.

We have undertaken a private placement in order to finance the $500,000 firm commitment. However, as at the date hereof the Registrant does not have adequate capital to fund this commitment, no such financing has been arranged and there is no guarantee that such financing will be available on terms acceptable to the Registrant, if at all.

The Seven Troughs district has recorded historical production of 150,000 tons grading 1.2 ounces of gold and 4.0 ounces of silver. The district is underlain by a bimodal suite of mid-Miocene volcanic rocks composed of basalt and rhyolite. Large through-going northerly, northwesterly and northeasterly structures form a complex zone of extensional tectonics with resulting horst and graben blocks. An area approximately 5 miles long and 2.5 miles wide has been variably altered by shallow level hydrothermal solutions. Argillic alteration is the most widespread, but silicification and propylitic alteration is also present. Gold and silver mineralization is hosted in banded quartz veins as well as in sheared gouge zones. The historic mining exploited spotty but very high grade ore bodies primarily in two areas at the Coalition and Fairview mines respectively. There are no known reserves on the Seven Troughs Project to be acquired by the Registrant and any proposed program by us will be exploratory in nature.

There are no known reserves on the Seven Troughs Property and any proposed program by us is exploratory in nature. We have not conducted any exploration activities on the Seven Troughs Property. Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities. We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit exists in the Seven Troughs Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Liquidity and Capital Resources

There is limited historical financial information about our company upon which to base an evaluation of our performance. We are a pre-exploration stage company and have not generated any revenues from operations.

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

At January 31, 2004 we had cash of $364,858 as compared to $58,868 at April 30, 2003 and a working capital surplus of $250,096 as compared to $36,547 at April 30, 2003. The increase in working capital is attributable to current fund raising.

Total liabilities as of January 31, 2004 were $114,762 as compared to $22,321 at April 30, 2003.

Net cash used in operating activities in the nine month period ended January 31, 2004 was $363,606 compared to $42,610 in the nine month period ended January 31, 2003. Net cash from financing activities in the nine month period ended January 31, 2004 was $669,596 (2002 - $112,798). The increases are attributable to the increase in our business activities, as we were dormant in the previous period.

With the exception of our $500,000 exploration commitment on the Seven Troughs Property, we have sufficient working capital to pay our administrative and general operating expenses and to make the advance royalty payments required on our properties through December 2004, and to conduct preliminary exploration programs. We will need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to fund our general and administrative expenses, make the additional advance royalty payments required on our properties and conduct exploration programs on our properties. To fund our operations we have undertaken a private placement of up to 4,285,714 units (“the “Units”) at a price of $0.70 per Unit for gross proceeds to us of up to $3,000,000. Each unit consists of one share of our common stock and one half of one non-transferable share purchase warrant (a “Warrant”) pursuant to the exemptions from registration provided by Regulation D and Regulation S promulgated under the United States Securities Act of 1933. Each whole Warrant will entitle the holder thereof to purchase an additional share of our common stock at a price of $1.00 for a period of eighteen months from the date of issuance. The proceeds of the private placement are to be used to pay the $500,000 firm commitment required to be paid pursuant to the Seven Troughs Agreement, to fund the exploration costs in respect of our mineral properties and for general working capital purposes. Pursuant to the terms of the private placement, we will grant to the purchasers registration rights.

We have also executed an Engagement Letter with a broker-dealer pursuant to which it has appointed the broker-dealer as its agent to sell, on a reasonable efforts basis and by way of private placement, $8,000,000 worth of units, each unit consisting of one share and one warrant. The pricing of the issue and the terms of the warrants have not been determined. In connection with the private placement, the Company proposes to apply for a listing on the

Toronto Stock Exchange. The broker-dealer is currently conducting its due diligence on our business and our properties.

Failure to obtain additional financing will result in the loss by us of our interests in our mineral properties. We have no agreements or understandings with any person for additional financing save as stated above.

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

Results of Operations

During the nine month period ended January 31, 2004 our activities were focused on the acquisition and maintenance of our interests in our mineral properties, the completion of our registration statement filing with the Securities and Exchange Commission and obtaining a symbol from NASDR, Inc. In addition, we determined to abandon our interest in the Quincy Property in order to focus our efforts on natural resource mineral properties located in the western United States (in particular Nevada, Idaho and Oregon).

Expenses related to the preparation of Geology Reports and Staking Fees and Exploration Costs increased from $Nil and $5,000, respectively, during the nine month period ended January 31, 2003 to $26,596 and $165,203, respectively, during the nine month period ended January 31, 2004, reflecting our increased business activity.

As a result of our registration statement filing and the acquisition of the additional mineral properties, legal fees increased to $71,333 during the nine month period ended January 31, 2004 as compared to $13,238 for the nine month period ended January 31, 2003.

Accounting fees for the nine month period ended January 31, 2004 also increased substantially to $18,913 from $1,565 in the same period in 2003 due to the increased costs associated with the increase in our business activity.

Executive compensation of $27,500 was paid in the nine month period ended January 31, 2004 to Daniel Farrell, our President, Chief Financial Officer, Secretary and director as compared to $4,500 in 2003.

Travel and promotion during the nine month period ended January 31, 2004 of $35,410 increased from $8,602 in 2003 due to the travel requirements to our new properties in Nevada and Oregon.

Shareholder communications costs increased substantially from $1,970 for the nine month period ended January 31, 2003 to $31,245 for the nine month period ended January 31, 2004. The increase in costs was related to the establishment of our website, www.quincyresources.com and the production and printing of shareholder communications materials.

No donated executive compensation was recorded for the nine month period ended January 31, 2004.

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

During the nine month period ended January 31, 2004 the following changes in our securities occurred:

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

On November 15, 2003 the remaining 25,000 warrants issued on November 15, 2002 expired unexercised.

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

On January 13, 2004 the Company granted options to acquire a total of 225,000 shares of our common stock at a price of $0.67 per share. These options vest over a period of two years beginning as follows: 25% on July 13, 2004; 25% on January 13, 2005; 25% on July 13, 2005 and 25% on January 13, 2006.

On January 15, 2004 we issued 50,000 shares of our common stock to 1 person upon the exercise of 50,000 previously issued share purchase warrants at a price of $0.25 per share for gross proceeds to us of $12,500. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchaser was not a U.S. Person as that term is defined in Regulation S.

On January 15, 2004 the remaining 50,000 warrants issued on January 15, 2003 expired unexercised.

Accordingly, as at March 11, 2003 the Company had outstanding 19,526,670 shares of common stock and options entitling the holders to acquire 1,895,000 shares of common stock.

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

Exhibit 31.1 Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8 K.

Form 8-K

Private Placement – Final Closing and Issuance of Trading Symbol, November 20, 2003. This reported on the closing of the final trance of the private placement announced October 14, 2003 and the issuance of a trading symbol by NASDR, Inc. for the Company’s common stock. On November 20, 2003 the Company accepted subscriptions for a total of 681,920 shares of its common stock for gross proceeds of US$170,480. For details pertaining to the private placement refer to the Company’s Current Report filed on Form 8-K dated November 20, 2002 which can be viewed on the Securities and Exchange Commission website (SEC file no. 000-31501).

Form 8-K	Change of Auditor, January 30, 2004. This reported on the merger of our former auditors, Sellers & Andersen LLC, with Madsen and Associates to create a new entity being Madsen & Associates, CPA's Inc. For details pertaining to the change of auditor refer to the Company’s Current Report filed on Form 8-K dated January 30, 2004 which can be viewed on the Securities and Exchange Commission website (SEC file no. 000-31501).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINCY RESOURCES INC.

March 19, 2003

/s/ Daniel Farrell
Daniel Farrell
President, Chief Financial Officer, Secretary and Director