Form 10KSB
period 2004-04-30
QUINCY GOLD CORP.
filed 2004-08-12
CIK 1092619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No. 000-31501

QUINCY GOLD CORP.
(formerly Quincy Resources Inc.)
(Exact name of Registrant as specified in its charter)

Nevada	980218264
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

309 Center Street, Hancock, MI 49930	49930
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (906) 482-4695

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒ Yes       ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Revenues for fiscal year ended April 30, 2004 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of April 30, 2004 was: $6,499,215.

The number of shares of the issuer's Common Stock outstanding as of April 30, 2004 was 22,626,670. Transitional Small Business Disclosure Format (check one):     Yes ☐    No ☒

Form 10-KSB

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on May 5, 1999 with an authorized capital of 200,000,000 shares of common stock, par value $0.001 as "Quincy Resources Inc." On July 7, 2004 we changed our name to "Quincy Gold Corp." We own seven mineral properties as well as a natural resource mineral database. Our business office is located at 309 Center Street, Hancock, MI 49930. Our telephone number is (906) 370-4695.

We were organized for the purpose of acquiring and developing mineral properties. We own interests in seven sets of mineral claims: the Silver Bow Property, the AG Property, the Lantern Property, the Quartz Mountain Property, the Empire Property, the Miller Property and the Seven Troughs Property.

We are in the exploration stage and will continue to be in the exploration stage until we achieve significant revenues from operations. In an exploration stage company, management devotes most of its activities in acquiring and developing mineral properties. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. Our ability to emerge from the exploration stage with respect to our planned principal business activity is dependent upon our ability to attain profitable operations. There is no guarantee that we will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and we may not be able to obtain such financing on terms which are satisfactory to us. There is substantial doubt regarding our ability to continue as a going concern. Our management's plans for our continuation as a going concern include financing our operations through sales of our unregistered common stock. If we are not successful with our plans, investors could then lose all or a substantial portion of their investment.

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

The purchase price for the Atlas Database of 6,000,000 shares of our common stock was determined through arm's length negotiations between ourselves and Platoro.

Atlas Database Corp. was formed in January, 2003 and was assigned all of Platoro's right, title and interest in and to the Atlas Database in exchange for $15,000 cash. Prior to the Agreement and Plan of Merger, Platoro was the sole shareholder of Atlas Database Corp. and therefore its parent company.

Platoro's interest in the Atlas Database was acquired pursuant to a Bill of Sale and Letter Agreement between Platoro and Atlas Minerals Inc. dated June 10, 2000. The purchase price paid by Platoro to Atlas Minerals Inc. was $15,000 cash. As required by the Letter Agreement, we have agreed to comply with the terms thereof. Accordingly, we are required to allow Atlas Minerals Inc. access to the data contained in the Atlas Database for competitive purposes, provided that Atlas Minerals Inc. provides reasonable notice. To date, Atlas Minerals Inc. has not requested access to the data. The Letter Agreement does not provide for sales of any of the data contained in the Atlas Database by Atlas Minerals Inc. to third parties, it only requires that we grant access to the data for competitive purposes. However, it does not specifically prohibit such sales nor would we receive any portion of sales proceeds. We have not obtained a legal opinion on whether or not Atlas Minerals Inc. has the right to sell any of the data contained in the Atlas Database to third parties. However, we are of the view that such sales would be a violation of the terms of the Letter Agreement and would take steps to prevent such sales. We can give no assurance that we would be successful in this regard. Pursuant to the terms of the Letter Agreement, Atlas Minerals Inc. is entitled to access the Atlas Database for the purpose of competing directly with us. Pursuant to the terms of the Letter Agreement, in the event we sell any of the data to a third party we are required to pay Atlas Minerals Inc. 25% of the proceeds of the sale. We do not require Atlas Minerals Inc.'s consent to sell any of the data in the Atlas Database to any third party.

Pursuant to the terms of the Agreement and Plan of Merger we have granted Platoro the option to repurchase from us the Atlas Database on an "as is, where is" basis, provided that (i) during the 365 day period prior to the exercise of the option we have not made commercial use of the Atlas Database and (ii) we have no commercially reasonable plans for use of the Atlas Database. The exercise price of the option is payment by 6,000,000 shares of our common stock. Accordingly, the option exercise price is the same as the purchase price. In the event that we sell the Atlas Database to an arm's length third party the option granted to Platoro will terminate.

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

The Silver Bow leased properties are described as follows:

Name	Date Recorded	NMC Number	Expiry Date

Bow 1-3, 14, 15, 32, 33, 18 - 23, & 25	March 1, 2002	828189 – 828202	August 31, 2004

Bow 4 - 13, 16, 17, 24, 26 - 73	April 14, 2003	8464429- 846487	August 31, 2004

The lease is subject to a 3% Net Smelter Return (NSR) royalty in favor of the Owners. We have the right to purchase two thirds of the NSR for $1,500,000 and the final third for an additional $2,000,000. The lease has a term of 15 years, provided that the following advance royalty payments are made to the Owners:

  $10,000 upon signing (paid);
  $15,000 on February 21st , 2004 (paid);
  $20,000 on February 21st , 2005;
  $30,000 on February 21st , 2006;
  $40,000 on February 21st , 2007;
  $50,000 on February 21st , 2008; and
  $50,000 on each February 21st thereafter.

While as at the date hereof we have sufficient funds to pay the advance royalty payments due on February 21st, 2005, there is no guarantee that we will have sufficient funds to make such payment when it is due. In addition, we may not have the funds to make the advance royalty payments due beginning February 21st, 2006. To have the funds available we will either seek advances from our directors or officers, or engage in additional offerings of our stock. At present, we have made no arrangements to do any of these two methods of fund raising. In the event that we determine that the Silver Bow Property does not merit further exploration, we will not make any further advance royalty payments. If we fail to make the advance royalty payments the Mining Lease and Agreement will terminate and we will lose our interest in the Silver Bow Property.

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

The claims comprising the Silver Bow Property are numbered Bow 1-73 and are registered in the name of Donald K. Jennings. Maintenance fees on these claims have been paid until September 1, 2004. As a result of the fact that these claims are not registered in our name, other mining companies could claim interests in the 73 unpatented mining claims or challenge our right to conduct exploration activities on the Silver Bow Property.

The acquisition of the Silver Bow Property was based on an examination by two exploration geologists, Thomas Skimming and William Utterback, of: (i) past exploration programs by other companies and individuals; and (ii) the production history of the Silver Bow area and its strategic location within the Midway Structural Trend. The examination led Messrs. Skimming and Utterback to the conclusion that the Silver Bow Property was one of merit, that it exhibited significant gold and silver potential, and warranted further exploration. They then recommended that we negotiate an option agreement for the Silver Bow Property. Messrs. Skimming and Utterback have no interests in the Silver Bow Property. Messrs. Skimming and Utterback are directors with extensive exploration experience in the State of Nevada.

There are no known reserves on the Silver Bow Property and any proposed program by us is exploratory in nature.

The Bow claims are located within the Silverbow Mining District in Nye County, approximately 50 miles east-southeast of the town of Tonopah in south-central Nevada. More precisely, the claims are situated in sections 26 and 32-36 inclusive, T1N, R49E in the central part of the Kawich Mountain Range. The Nellis Air Force Bombing Range borders the area to the south. Access is by paved road east of Tonopah on SR 6 and southeast on the access road to the Nevada Test Site boundary and then approximately 20 miles of poorly maintained single track gravel road.

We have not conducted any significant exploration activities on the Silver Bow Property.

Climate, Local Resources and Physiography

The Silver Bow Property lies at elevations ranging from 6,500 to 7,600 feet above mean sea level within a moderately rugged terrain. The climate is classified as high arid desert. Temperatures vary from 110ºF in the summer to 0ºF in the winter with an average precipitation of only 3.50 inches per year.

History

The first discoveries of gold and silver in the Silverbow District were made in the fall of 1904. The first shipments of ore were made in 1906 and by the fall of the same year, the area was abandoned. The area became active again in 1913 and 1920 when small stamp mills were built.

In 1929, a 50-ton flotation mill was constructed at the Blue Horse Mine but operated for only a short time. During 1940 to 1942, lessees shipped about 160 tons of ore from the Silver Glance Mine averaging .05 ounces per ton in gold and 35 ounces per ton in silver. The mines of the Silverbow District were the most consistent gold and silver producers in the area. Ore was shipped annually from the district from 1906 through 1955 with only a few short gaps of no recorded production. Total production from the Silverbow District as calculated by the United States Bureau of Mines (USBM) is 3,246 tons of ore yielding 8,709 ounces of gold and 90,570 ounces of silver. As late as 1964, several of the mines were re-opened but were worked for only a short time.

Since the early 1960s there have been at least four programs of exploratory drilling carried out in the Silverbow District. A total of 17 core and rotary drill holes were completed by the Browne Group in the gulch west of the Silverbow townsite in the 1960s. Amoco Minerals Co. completed 6 rotary drill holes north of the townsite and near the Hillside Mine in 1983-1984. Later in the 1980s, several rotary holes were drilled by NERCO. In late 1993 and early 1994, the Phelps

Dodge Mining Co. carried out a program of reverse circulation rotary drilling in the ridge west of the Silverbow townsite. In 1997, Placer Dome Inc. finished the latest round of drilling and concluded that a target meeting their size requirements was unlikely and quitclaimed the property to NevSearch, L.L.C.

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

AG Property

In March 2003, we staked 43 lode mining claims in Humboldt County, Nevada known as the AG Property. The claims are registered in our name.

The AG mining claims are described as follows:

Name	Date Recorded	NMC Number	Expiry Date

AG 11-53	March 3, 2003	844139-844181	August 31, 2004

The AG Property is located approximately 32 miles northwest of the town of Orovada in Humboldt County, Nevada. The Property lies within the Bilk Creek Mountains, as shown on the following map, and encompasses a small hill.

Figure 1.- Index map.

Granite hosted
quartz veins
T35N
Agate Group
R32E
Access road
Silicified
Mesozoic
rocks
Sand Canyon
Nevada
Reno
N
FORT MC DERM
INDIAN RESERVA

Scale 1:250000

5 0 5 Miles

Base map: Vya AMS Sheet

Access to the Property is from the town of Winnemucca located in northern Nevada on Interstate Route 80, north on U.S. Route 95, then northwesterly on Nevada State Route 140 to the Fort McDermott Indian Reservation, then along an unimproved dirt road running north through Sand Canyon for approximately 22 miles to the Property.

The acquisition of the AG Property was based on the results of an exploration program previously carried out by Noranda Exploration, Inc. in 1983 on ground presently encompassed by the AG Property. Thomas Skimming and William Utterback, exploration geologists, also conducted a field examination. They identified evidence of banded, epithermal, quartz-adularia veins on the property which exhibited "angel wing" textures characteristic of many of the epithermal quartz veins that have been developed as gold mines in the state of Nevada. Messrs. Skimming and Utterback have no interest in the AG Property.

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

Climate, Local Resources and Physiography

The AG Property lies at elevations ranging from 6,000 to 6,700 feet above mean sea level within a moderately rugged terrain. Agate Point, the most prominent topographic feature on the Property, has an elevation of 6728 feet above mean sea level. The climate is classified as high arid to semi-arid desert. Temperatures vary from 100ºF in the summer to -10ºF in the winter with an average precipitation of approximately 5 inches per year which is mainly in the form of snow during the winter months.

History

During a routine field investigation in 1983 in Sand Canyon at the south end of the Bilk Creek Mountain Range, geologists of Noranda Exploration Inc. noticed a north trending structure extending to Agate Point which suggested an extensive area of silica alteration.

Preliminary sampling indicated anomalous gold, arsenic, antimony and mercury in brecciated and stockwork veined volcanic rocks. During the following year, geological mapping was carried out to identify the volcanic stratigraphy, structure and the distribution and type of alteration exhibited in the rocks. Geochemical sampling was done to identify areas with anomalous concentrations of precious metals and pathfinder elements. This data was examined and preliminary models were constructed. As a result of their findings, Noranda concluded that the Agate Point area has low potential for a large tonnage, economic precious metal deposit (open pit, heap leach-type of deposit) but noted the potential for a structurally controlled, high grade-type deposit in the area.

Around 1990, Geomex Minerals Inc. acquired the AG Property and drilled two shallow holes approximately 2000 feet apart in the central area near Agate Point. One of these was collared near the granite contact. The results of their drilling are not available but it is known that they were looking for a bulk tonnage deposit.

It is estimated initial exploration program on the AG Property will cost approximately $75,000. This amount provides for additional sampling of the vein system in the central portion of the Property together with sample analyses ($15,000), test geophysical surveys and the construction of a control grid ($10,000) and approximately 5,000 feet of reverse-circulation drilling at an all inclusive cost of $10 per foot, which would include geological supervision, logging, sampling and assaying of drill samples ($50,000).

Lantern Property

On July 31, 2003, we entered into a mining lease with Newmont Mining Corporation for patented fee land totaling 1,123 acres, and also received a quit claim deed for 340 acres consisting of 22 unpatented mining claims. The property is known as the Lantern Property. Platoro West Incorporated, a corporation controlled by one of our shareholders, namely William Sheriff, is also a party to the Mining Lease. Specifically excluded from the agreement are 22 unpatented mining claims under lease to Romios Gold Resources, Inc. a Canadian corporation.

Platoro West Incorporated began negotiating with Newmont in 2002 to acquire the Lantern Property and made certain maintenance fee payments in respect of the claims comprising the Lantern Property in contemplation of a definitive agreement being reached with Newmont. In

2003, as part of these negotiations, Platoro proposed to Newmont that Platoro would lease the Lantern Property from Newmont and, in turn, sublease the Lantern property to us. Newmont requested instead that both Platoro and ourselves be party to the mining lease agreement. We have agreed with Platoro that we will reimburse Platoro for all out-of-pocket costs incurred by it in respect of maintaining the Lantern Property prior to the date of the mining lease agreement and that, in the event that we do not elect to conduct exploration work on the Lantern Property, we will transfer the Lantern Property to Platoro, subject to the terms of the mining lease agreement. We are of the view that this arrangement does not give rise to a conflict of interest as neither William Sheriff nor Platoro are directors of ours.

The Lantern Property is located in Pershing County, Nevada, about 62 miles from Winnemucca, Nevada. Access to the property is from the town of Lovelock located on Interstate Highway No. 80 over Nevada State Route 399 for 15 miles and then an additional 35 miles to the north over unimproved gravel roads.

The 17 unpatented mining claims deeded to us as part of the Lantern Property are as follows:

Name	NMC Number	Expiry Date

Petal 1-8	772574-772581	August 31, 2004
Petal 29-36	772602-772609	August 31, 2004
Petal 38	772611	August 31, 2004

The leased portions of the Lantern Property are 29-OSP-0001(NLRC 182054) and 29-OSP-0006(182092).

Under the lease agreement, we are required to spend the following amounts on exploration and assessment work:

  $25,000 during the 12 month period ended July 31, 2005;
  $25,000 during the 12 month period ended July 31, 2006;
  $50,000 during the 12 month period ended July 31, 2007;
  $50,000 during the 12 month period ended July 31, 2008;
  $50,000 during the 12 month period ended July 31, 2009;
  $50,000 during the 12 month period ended July 31, 2010;
  $50,000 during the 12 month period ended July 31, 2011;
  $50,000 during the 12 month period ended July 31, 2012; and
  $100,000 during the 12 month period ended July 31, 2013 and each July 31 thereafter as long as the agreement is in effect.

The lease is subject to a maximum 4 % Net Smelter Return (NSR) royalty in favor of Newmont Mining Corporation. Newmont Mining Corporation also retained a preferential ore processing right. We are required to undertake a feasibility study.

While as at the date hereof we have sufficient funds to pay the initial exploration and assessment work due by July 31, 2005, there is no guarantee that we will have sufficient funds to make such payment when due. In the event that we do not have adequate funds available we will either seek advances from our directors or officers, or engage in additional offerings of our stock. At present, we have made no arrangements to do any of these two methods of fund raising. In the event that we determine that the Lantern Property does not merit further exploration, we will not make any further exploration expenditures. If we fail to make the exploration expenditures the mining lease will terminate and we will lose our interest in the Lantern Property.

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

Acquisition of our interests in the Lantern Property was based on the professional judgment and evaluation of two exploration geologists, Thomas Skimming and William Utterback. Messrs. Skimming and Utterback are directors with extensive exploration experience in the State of Nevada. Messrs. Skimming and Utterback have no interest in the Lantern Property.

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

History

Since 1980, several companies, principally Santa Fe Pacific Gold Corporation and Newmont Mining Corporation have conducted comprehensive exploration programs within portions of the boundaries of the existing Lantern Property. This work, consisting largely of geological mapping, soil and rock geochemical surveys, various geophysical surveys and extensive drilling, identified a low-grade resource reported to contain 268,000 gold equivalent ounces. Higher grade intercepts of gold mineralization were encountered in banded, epithermal quartz veins during the drilling but were never evaluated with deeper, systematic drilling. The earlier exploration programs focused on the potential for a low-grade, bulk tonnage-type of gold deposit on the property but did not address the potential of a deeper, high-grade, bonanza-type of gold mineralization.

Budget

We estimate that an initial exploration program on the Lantern Property will cost approximately $100,000. This amount provides for an in-depth review and assessment of the results from all the previous exploration carried out on the Lantern Property for which technical data and general information is available to us and approximately 10,000 feet of reverse circulation drilling which would include geological supervision, logging, sampling, assaying and general administrative costs.

Quartz Mountain Property

Pursuant to the terms of an Option Agreement made as of October 15, 2003 with Seabridge Gold Corporation (a wholly-owned subsidiary of Seabridge Gold Inc.) ("Seabridge") we acquired an exclusive option to earn a 50% interest in 67 unpatented mining claims located in Lake County, Oregon known as the Quartz Mountain Property, subject to certain exclusions. Our rights pursuant to the Option Agreement specifically exclude a reported 2.7 million ounce low-grade gold resource, discussed below. Our exploration program will focus on other reported grades of mineralization

Pursuant to the terms of the Option Agreement, in order to maintain our option and earn the 50% interest we must:

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

While currently we have sufficient funds to make the cumulative exploration expenditures due by October 15, 2004, there is no guarantee that we will have sufficient funds to make such expenditures when due. In addition, we may not have funds to make the cumulative exploration expenditures due beginning October 15, 2005. In the event we do not have the funds available, we will either seek advances from our directors or officers, or engage in additional offerings of our stock. At present, we have no arrangements to do any of these two methods of fund raising. In the event we determine the Quartz Mountain Property does not merit further exploration, we will not make any further exploration expenditures. If we fail to make the exploration expenditures, the Option Agreement will terminate and we will lose our interest in the Quartz Mountain Property.

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

We have also agreed with Seabridge that, if the parties to the Option Agreement acquire any additional mineral properties within two miles of the outer boundaries of the Quartz Mountain Property, such properties will immediately be subject to the Option Agreement.

The Option Agreement is subject to two Royalty Agreements, the first of which is between Seabridge and William M. Sheriff, our largest shareholder (the "Sheriff Royalty") pursuant to a Royalty Agreement dated December 18, 2001, and the second of which is between Seabridge and Quartz Mountain Resources Ltd. (the "QMR Royalty") pursuant to an Asset Purchase and Sale and Royalty Agreement dated December 17, 2001. Pursuant to the Sheriff Royalty, Sheriff is entitled to a 0.5% net smelter returns royalty from all ore mined on the Quartz Mountain Property, and pursuant to the QMR Royalty, Quartz Mountain Resources Ltd. is entitled to a 1% net smelter returns royalty from all ore mined on the Quartz Mountain Property.

The claims are registered in the name of Seabridge and are described as follows:

Name	Date	NMC Number	Expiry
	Recorded		Date

4 Squares 1-8, amended	March 29,	22755-22762	August 31,
	1962		2004

Angel 7-8	October 5,	22763-22764	August 31,
	1956		2004

FH 5-12, 21, 23-27, 29-35,	September 1,	45146-45153, 45162, 45164-	August 31,
64-65, amended	1983	45168,45170-45176, 45205, 45206	2004

FH 14, 22, 28, 36, 66,	August 16,	45155, 45163, 45169, 45177, 45207	August 31,
amended	1984		2004

NQTZ 108, 110, 143-148	February 1,	81602, 81603, 81627-81632	August 31,
	1985		2004

NQTZ 191, 193	February 3,	81659, 81661	August 31,
	1985		2004

QTZ 31, 32, 34, 41	June 18, 1983	63755, 63756, 63758, 63765	August 31,
			2004

QTZ 43, 67-70, 77, 79	June 19, 1983	63767, 63791-63794, 63801, 63803	August 31,
			2004

TRA 1-8	September 1,	66682-66689	August 31,
	1983		2004

The Quartz Mountain Property is located in the Fremont National Forest in south-central Oregon approximately 30 miles west-northwest of the town of Lakeview on Oregon State Highway 140 as shown on the following map.

WASHINGTON
OREGON
IDAHO
CALIFORNIA
NEVADA
Quartz Mountain Property
Grassy Mountain Property
Astoria
Seaside
Tillamook
Portland
Gresham
Hood River
The Dalles
Pendleton
Elgin
Wallowa
Enterprise
La Grande
Ukiah
Heppner
Maupin
Fossil
Lincoln City
Salem
Newport
Albany
Corvallis
Waldport
Sweet Home
Madras
Sisters
Prineville
Redmond
Bend
John Day
Baker City
Florence
Eugene
Springfield
Oakridge
Lapine
Burns
Vale
Ontario
Nyssa
Coos Bay
Roseburg
Silver Lake
Harney Lake
Lake Owyhee
Port Orford
Canyonville
Crater Lake
Prospect
Summer Lake
Malheur Lake
Gold Beach
Grants Pass
Upper Klamath Lake
Chiloquin
Paisley
Lake Abert
Medford
Ashland
Bly
Valley Falls
Brookings
Klamath Falls
Goose Lake
Lakeview
0 20 40 60 80 100
miles

Oregon
United States

SEABRIDGE GOLD PROPERTIES

Seabridge Gold Inc.

Oregon, USA
Property Location Map

Access to the Quartz Mountain Property from Highway 140 is via several secondary paved and gravel service access roads to the Fremont National Forest that are maintained by the United States Forest Service.

The acquisition of the Quartz Mountain Property was based on a review of the results of a number of exploration programs that were carried out in the past and on the professional judgment and evaluation of two exploration geologists, Thomas Skimming and George Cole. Messrs. Skimming and Cole are directors with extensive exploration experience in the State of Oregon. Messrs. Skimming and Cole have no interest in the Quartz Mountain Property.

We have not conducted any exploration activities on the Quartz Mountain Property. Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in the Quartz Mountain Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no known reserves on the Quartz Mountain Property and any proposed program by us is exploratory in nature.

Climate, Local Resources and Physiography

The Quartz Mountain Property is situated at an elevation of around 6,000 feet above mean sea level in the Basin and Range Province that extends from Nevada into southern Oregon. The annual precipitation in this region averages 20 inches, most of which falls as snow between the months of October and April. Vegetation is characterized by an open, park-like, pine forest with sparse underbrush that consists of low profile shrubs and patches of native grasses.

History

From 1982 to 1996, comprehensive exploration programs were carried out at different time periods by The Anaconda Company, Wavecrest Resources Ltd., Galactic Resources Ltd., Pegasus Gold Corporation and Newmont Exploration Ltd within the boundaries of the existing Quartz Mountain Property. These programs, which consisted essentially of geological mapping, soil and rock geochemistry, various geophysical surveys and extensive reverse-circulation and core drilling identified a total (measured, indicated and inferred) low-grade resource reported to contain 2.7 million ounces of gold. Higher grade intercepts of gold mineralization were encountered in silica flooded sulphide breccias, multiple quartz veinlets and banded, epithermal quartz veins during the drilling but, excluding a small drill program that was carried out by Quartz Mountain Gold Corporation (a joint venture between Wavecrest Resources Ltd and Galactic Resources Ltd) during the fall of 1988, these high grade gold intercepts were never evaluated with deeper, systematic drilling. The earlier exploration programs focused on the potential for a low-grade, bulk tonnage-type of gold deposit but was not seriously pursued.

Little to no work has been performed on the Quartz Mountain Property since 1996.

Budget

An exploration program to assess the significance of the high grade gold intersections encountered in earlier drilling on the Quartz Mountain Property has been recommended by Resource Modeling Incorporated of Tucson, Arizona. The exploration program is budgeted at $1,350,000 and is to include drilling 36 core and reverse circulation holes totaling 33,650 feet on the Quartz Mountain Property. The work program commenced in July, 2004.

Empire Property

On December 15, 2003 we entered into a Mining Lease and Agreement with Nevada Contact Inc., in respect of 22 unpatented mineral claims (except oil and gas) situated in Owhee County, Idaho (the "Empire Claims") and certain additional lands (except oil and gas) comprising 552 acres, more or less, also located in Owhee County, Idaho pursuant to a State of Idaho Department of Lands Mineral Lease (the "Empire Lease").

In order to maintain the lease on the Empire Claims and the Empire Lease we are required to make an annual advance royalty payment of $10,000 on December 15 of each year beginning December 15, 2003.

While currently we have sufficient funds to make the advance royalty payment due by December 15, 2004, there is no guarantee that we will have sufficient funds to make future advance royalty payments when due. In the event we do not have the funds available, we will either seek advances from our directors or officers, or engage in additional offerings of our stock. At present, we have no arrangements to do any of these two methods of fund raising. In the event we determine the Empire Property does not merit further exploration, we will not make any further exploration expenditures. If we fail to make the exploration expenditures, the Mining Lease and Agreement will terminate and we will lose our interest in the Empire Property.

The Empire Claims are subject to a 3% net smelter return royalty (which shall be reduced to 1% after Nevada Contact Inc. has received total compensation of $1,000,000) and the Empire Lease is subject to a 1% net smelter return royalty.

The Empire Claims are registered in the name of Nevada Contact, Inc. and are described as follows:

Name	Date Recorded	NMC Number	Expiry Date

WE-1 – WE-22	August 18, 2003	185539-185560	August 31, 2004

The Empire Lease is described as Mineral Lease Number 9315, dated July 1, 2002 between the State of Idaho and Nevada Contact, Inc.

Pursuant to the terms of the Mining Lease and Agreement we have also agreed with Nevada Contact Inc. that, in the event we locate any additional unpatented mining claims within an “Area of Interest” surrounding the Empire Property, such claims will be subject to the Mining Lease and Agreement. The “Area of Interest” extends 2,640 feet from the exterior perimeter of the Empire Property.

The Empire Property (formerly known as the War Eagle Property) is located in Owyhee County in the southwest corner of the state of Idaho approximately 50 miles in a straight line southwest of the city of Boise, as shown on the following map.

PROPERTY LOCATION MAP
I D A H O
Caldwell
Boise
Nampa
Mountain Home
Gooding
Rupert
Burley
Twin Falls
American Falls
Pocatello
Blackfoot
Idaho Falls
Shelley
Rigby
Rexburg
Atomic City
Homedale
Location of EMPIRE PROPERTY

Access to the Empire Property is from Boise on Interstate Highway 84 for a distance of 29 miles to the town of Nampa, then south on County Road 45 for approximately 40 miles to the town of Murphy and then southwesterly along a secondary road for 25 miles to the Empire Property on

War Eagle Mountain, immediately east of the town of Silver City. The property is located at elevations ranging from 6,200 to 7,500 feet above mean sea level.

The acquisition of the Empire Property was based on a general review of the results of previous drilling that was carried out on the property, notably that by War Eagle Resources Corp and Nevada Contact, Inc. and an onsite examination of the property by William Utterback, a director, who concluded that the Empire Property was a property of merit that exhibited significant, untested potential for gold, and as a result, recommended to our management that an option to acquire the property be negotiated with Nevada Contact, Inc.

We have not conducted any exploration activities on the Empire Property. Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in the Empire Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no known reserves on the Empire Property and any proposed program by us is exploratory in nature

Climate, Local Resources and Physiography

In the vicinity of the Empire Property, the annual mean temperature recorded during the period 1978 through 1999 was 45.6º F and the mean winter temperature during the months of December, January and February during this same period was 28.0º F. Mean annual precipitation during the period May through November was recorded at 22.11 inches and the mean annual snowfall during the fall and winter months of November through March was recorded at 93.5 inches.

History

The geology of the Empire Property is similar to that of most of the Delmar – Silver City District within which the Empire Property is located. A granite batholith of Cretaceous age makes up the basement rock. It in turn is overlain by a series of Tertiary felsic volcanic rocks and volcanic derived sedimentary rocks.

Prospecting in the area has been ongoing since the late 1800s. Modern exploration began on the Empire Property in the late 1980s when War Eagle Resources Corp acquired the lease on section 16 and staked much of the surrounding land. War Eagle drilled several holes and discovered gold in the north central portion of the property. War Eagle then leased the property to Nerco and subsequently to Kinross Gold Corporation who was operating the nearby Delamar gold-silver mine. Kinross maintained the lease until March 2002, but never conducted any significant amount of exploration on the property. Nevada Contact, Inc acquired the state lease in June 2002 and staked 22 contiguous lode claims. Previous operators drilled a total of 102 holes within the area encompassed by the Empire Property. Eighty-nine of these are reverse-circulation holes and thirteen are core holes. Many of these holes encountered significant gold mineralization ranging in widths from 5.0 to 105.0 feet grading 0.945 opt to 0.174 opt in gold, respectively. Most recently, Nevada Contact, Inc. drilled three core holes totaling 3,846 feet. These holes tested down-dip projections of three surface anomalies generated by reconnaissance geological mapping, rock sampling and soil geochemistry. Encouraging results were obtained from all three holes with at least one interval in each hole returning in excess of 0.10 opt in gold. All three holes had numerous anomalous gold and silver intervals to greater than 1,000 feet depths. Visible gold was noted in numerous quartz veinlets near the granite-volcanic contact in one hole.

Budget

We estimate that an initial exploration program on the Empire Property will cost approximately $250,000. This amount provides for an in-depth review and assessment of the results from all the previous exploration carried out on the Empire Property for which technical data and general information has been provided to us by Nevada Contact, Inc., permitting and bonding and approximately 10,000 feet of drilling which would include geological supervision, logging, sampling, assaying and general administrative costs. The drilling will be designed to establish continuity and grade along known gold-bearing veins on the property that have yielded high grade gold and silver intercepts in previous drilling. Further drilling will probe the untested surface anomalies.

Miller Property

In January, 2004 we entered into a Mining Lease and Agreement with Pacific Intermountain Gold Corporation pursuant to which we leased 21 unpatented lode claims located in Esmeralda County, Nevada known as the "Miller Property". William Sheriff, our largest shareholder, holds a minority (25%) interest in Pacific Intermountain Gold Corporation. Under the Mining Lease and Agreement we have paid an advance royalty of $5,000 and are required to complete a $20,000 work commitment by January 23, 2005. In order to maintain the lease we are required to make the following additional advance royalty payments and exploration expenditures:

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

While currently we have sufficient funds to make the advance royalty payments and exploration expenditures due by January 23, 2005, there is no guarantee that we will have sufficient funds to make future advance royalty payments and exploration expenditures when due. In the event we do not have the funds available, we will either seek advances from our directors or officers, or engage in additional offerings of our stock. At present, we have no arrangements to do any of these two methods of fund raising. In the event we determine the Miller Property does not merit further exploration, we will not make any further advance royalty payments or exploration expenditures. If we fail to make the advance royalty payments or exploration expenditures, the Mining Lease and Agreement will terminate and we will lose our interest in the Miller Property.

The claims comprised in the Miller Property are registered in the name of Pacific Intermountain Gold Corporation and are described as follows:

Name	Date Recorded	BLM Serial Number	Expiry Date

AS-1 – AS-21	December 30, 2002	839526-839546	August 31, 2004

Pursuant to the terms of the Mining Lease and Agreement we have also agreed with Pacific Intermountain Gold Corporation that, in the event we locate any additional unpatented mining claims within an "Area of Interest" surrounding the Miller Property, such claims will be subject to the Mining Lease and Agreement. The "Area of Interest" extends 5,280 feet from the exterior perimeter of the Miller Property.

The Miller Property is located in Esmeralda County in the southwestern portion of the State of Nevada, approximately 13 miles in a straight line, west of the town of Tonopah located at the intersection of U.S. Routes 6 and 95, as shown on the following map.

PROPERTY LOCATION MAP

Location of SEVEN TROUGHS PROPERTY
Location of MILLERS PROPERTY
PERSHING
CHURCHILL
LANDER
MINERAL
ESMERALDA
STOREY
LYON
DOUGLAS
WASH
CALIFORNIA
MONO
ALPINE
LASSEN
SIERRA
PLUMAS
ELDORADO
Reno
Sparks
CARSON CITY
Tonopah
Winnemucca
Lovelock
Hawthorne
Nellis
THE GREAT SEAL OF THE STATE OF NEVADA
ALL FOR OUR COUNTRY

Access to the property is from the town of Tonopah, west on U.S.Route 6 for a distance of 12 miles and then an additional 8.5 miles in a south-southwesterly direction over a dirt road, suitable only for a 4-wheel drive vehicle.

The acquisition of the Miller Property was based partly on a review of the results of previous work carried out on the property, but mainly on an on-site visit to the property by Thomas Skimming, William Utterback, George Cole, Kathy Tureck, our Exploration Manager and Dave Rowe, a technical affiliate of ours, all of whom, collectively, concluded that the property was one that exhibited considerable exploration potential for high-grade, bonanza-type gold mineralization at depth and as a result, recommended to our management that an option to acquire the property be negotiated with the property owners. All of the preceding persons are qualified geologists with considerable exploration experience both in the state of Nevada and worldwide.

Climate, Local Resources and Physiography

The property is located on the eastern flank of Lone Mountain in the Weepah Hills at an elevation of approximately 6,500 feet. Vegetation consists of a variety of low profile shrubs including creosote, sage brush and a sparse distribution of grasses. The climate is classified as high arid desert which features light snow falls during the winter months that usually melt before March and is characterized by hot, dry summers.

Geology & Exploration History

A number of small gold and silver prospects dating back to the late 1800s occur both on the Miller Property and on the surrounding area. Dickenson-Nevada Mines held a property (now encompassed by the Miller Property) in the late 1980s and conducted extensive soil sampling which identified a large area, approximately one mile in length, which contained anomalous amounts of gold and silver. Six holes totaling 2,470 feet in length were drilled to test these anomalies to depths ranging between 355 and 505 feet by Dickenson-Nevada. Although the anomalies were targeted, the vein characteristic of the chalcedony was not clearly recognized explaining why the veins were only intersected in two holes. Drill hole MS-1 intersected the quartz veining at about 115 feet with a high gold assay of .03 opt. Hole MS-2 intersected a 40 feet thick zone of chalcedonic veining between 160 and 200 feet in the hole which assayed .01 opt in gold. Based upon field observations of the texture of the veining, the boiling zone is likely to be 300 to 700 feet below the surface. The boiling zone would be the preferred target for bonanza style mineralization. It is significant to note that there is not a single vein trending N-S as suggested by some of the existing data but rather there is a zone of en echelon, high level, epithermal veins each of which trends to the NNE. The existence of multiple veins, the length of the vein (ie +5000 feet in length), the evidence of multiple phase Tertiary igneous activity and the lack of modern exploration are all positive indicators suggesting the potential of bonanza style epithermal mineralization at depth on the Miller Property.

The Miller Property is centered on a large, chalcedonic vein that has been traced along surface for more than a mile. This vein ranges from 5 to more than 30 feet in width and displays classic high level, low temperature quartz textures. Calcite veining accompanies the chalcedony locally and is dominant in select vein segments. The main vein is the largest of at least 5 parallel to sub-parallel veins occurring in a broad vein zone measuring up to 400 feet in width. The veins cut a number of rock types including a Jurassic granite and sediments and metasediments of Cambrian age intruded by and partially covered by a variety of Tertiary rhyolitic intrusives and volcanics.

Budget

An exploration program to assess the significance of the gold-bearing, epithermal quartz vein system on the property has yet to be developed and budgeted; however, an initial minimum program involving an expenditure of $ 100,000 is envisaged. This amount would provide for detailed geochemical and geophysical surveys and approximately 10,000 feet of reverse circulation drilling which would include geological supervision, logging, sampling assaying and general program administrative costs.

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

Seven Troughs Property

We have acquired a perpetual lease of certain mineral properties located in Pershing County, Nevada and known as the Seven Troughs Property from Newmont Capital Limited ("Newmont") pursuant to the terms of a Minerals Lease, Sublease and Agreement dated and effective March 1, 2004 between ourselves and Newmont.

The Seven Troughs Property consists of three sets of claims as follows:

  34 patented lode mining claims (6 of which are subject to a 1.5% net smelter returnsroyalty) and 8 unpatented lode mining claims situate in Sections 12, 13, 23-26, 35 and 36,Township 30 North, Range 28 East, and Section 7 and 19, Township 30 North, Range 29East, MDB&M, Pershing County, State of Nevada (the "Owned Claims");

  5 patented lode mining claims situate in Sections 25 and 36, Township 30 North, Range28 East, MDB&M, Pershing County, State of Nevada which are subject to the Option andPurchase Agreement dated effective April 15, 1999, between Western United Mines, Inc.,a Utah corporation, and Seven Troughs Joint Venture, a Nevada Joint Venture amongFranco-Nevada Mining Corporation, Inc. and Euro-Nevada Mining Corporation, Inc. (the"Optioned Claims"); and

  Subleased 76 unpatented and 64 patented lode mining claims and leased 162 unpatentedclaims situate in Sections 12, 13, 23-26, 35 and 36, Township 30 North, Range 28 East;and Sections 18, 19, 30 and 31 of Township 40 North, Range 29 East, MDB&M,Pershing County, State of Nevada which are subject to the Mining Lease (Long Form)dated December 31, 1975, between Slash, Inc., a Nevada corporation, and John M. Robinson; and to the Robinson Seven Troughs Mineral Lease and Sublease Agreementdated as of January 1, 1999, between John M. Robinson and Seven Troughs JointVenture, a Nevada Joint Venture among Franco-Nevada Mining Corporation, Inc. andEuro-Nevada Mining Corporation, Inc. (the "Leased Claims").

Pursuant to the terms of the Minerals Lease, Sublease and Agreement, we have been assigned Newmont's rights to the agreement between Newmont and Western United Mines, Inc. ("Western") in respect of the Optioned Claims (the "Option Agreement"). Pursuant to the Option Agreement, we are required to pay the sum of $9,000 to Western on or before April 15, 2004 and the sum of $9,000 to Western on or before April 15, 2005. We will thereafter be required to exercise the option to purchase the Optioned Claims on or before April 15, 2006 by paying to Western the sum of $300,000.

In addition, we are required to satisfy all obligations under the leases for the Leased Claims (the "Leases"). These obligations include reimbursing Newmont for the advance minimum royalty payment paid by Newmont to the lessor of certain of the Leases (the "Lessor") $25,000 (which sum has been paid), as well as making the following advance royalty payments to the Lessor:

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

Pursuant to the terms of the Minerals Lease, Sublease and Agreement, in order to keep its lease in good standing we are required to make a total of $5,000,000 in exploration expenditures as follows:

  $500,000 on or before September 1, 2005;
  an additional $650,000 on or before September 1, 2006;
  an additional $850,000 on or before September 1, 2007;
  an additional $1,250,000 on or before September 1, 2008; and
  an additional $1,750,000 on or before September 1, 2009.

Exploration expenditures during any period specified above in excess of the amounts stated shall be carried forward and credited against expenditures required in the subsequent period or periods.

The $500,000 of exploration expenditures required on or before September 1, 2005 is a firm commitment by us.

Once we have expended $2,500,000 of exploration expenditures on the Seven Troughs Property (but prior to commencement of production) we are required to provide a positive feasibility study (a "Completion Notice").

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

Monthly Average Gold Price (U.S.$/ounce)	Net Smelter Return Percentage
Less than $300	2.5%
$300 up to $399.99	3.5%
$400 up to $499.99	4.5%
$500 and over	5.5%

Pursuant to the terms of the Minerals Lease, Sublease and Agreement all lands within one-half mile of the boundaries of the Seven Troughs Property acquired by us will become part of the Seven Troughs Property and subject to the Minerals Lease, Sublease and Agreement.

In the event we determine the Seven Troughs Property does not merit further exploration, we will not make any further advance royalty payments or exploration expenditures (other than the $500,000 firm commitment). If we fail to make the advance royalty payments or exploration expenditures, the Minerals Lease, Sublease and Agreement will terminate and we will lose our interest in the Seven Troughs Property.

The subleased unpatented claims comprised in the Leased Claims are owned by Slash, Inc. and are described as follows:

	Date Recorded
Name	BLM	BLM Serial Number	Expiry Date

Rex, Rex 1, 3-6	7/9/1979	72929-72934	9/1/2004

Rusty Pick, Rusty Pick 1-6	7/9/1979	72935-72941	9/1/2004

Bum	7/9/1979	72942	9/1/2004

Gold Cup, Gold Cup 1-3	7/9/1979	72943-72946	9/1/2004

Ripsnorter	7/9/1979	72947	9/1/2004

Link No. 5	7/9/1979	72948	9/1/2004

Tunnel 2,3,5,6,7,9,11,13-24	7/9/1979	72949-72966	9/1/2004

Sunrise 1 & 2	7/9/1979	72967-72968	9/1/2004

Desert Gold	7/9/1979	72969	9/1/2004

Keystone	7/9/1979	72970	9/1/2004

Gold Prince, Gold Prince 2-5	7/9/1979	72971-72975	9/1/2004

Ford, Ford 1 - 10	7/9/1979	72976-72986	9/1/2004

Climax, Climax 1-4	7/9/1979	72987-72991	9/1/2004

Survey, Survey 1-8	7/9/1979	72992-73000	9/1/2004

Yellow Leg 1 & 2	7/9/1979	73001-73002	9/1/2004

Mountain Well	7/9/1979	73003	9/1/2004

Carlo Fraction	7/9/1979	73004	9/1/2004

The subleased patented claims comprised in the Leased Claims are owned by Slash, Inc. and are described as follows:

Name	Survey No.	Patent No.

Lookout No. 1, Lookout No. 2, Lookout No. 4	3069	32957

Rough Lock Fraction	3215	46619

Outlook No. 3, Lookout Fraction, Porphry Dike Fraction	3379	119765

Destroyer No. 1, Fairview, Fairview No. 1, Fairview No. 2, Fairview No. 3, Fairview Fraction, Wedge Fraction, Tonopah, End Line Fraction, Oversight	3441	221095

Idwal, Cymo, L. Lewellyn, Idris, Tomy, Ivor, Arrow	3452	221904

Grafter Fraction	3503	213551

Syndicate, Syndicate Fraction, Eclipse, Eclips Fraction, Eclips Fraction No. 1	3552	512653

Eclips No. 3	3552	870845

Nancy No. 2	3565	153764

Thanksgiving, Thanksgiving Fraction, White Cap, White Cap Fraction	3566	144753

Fine Gold John Cleghorn	3569	261839

Name	Survey No.	Patent No.

Yellow Dog No. 1, Yellow Dog No. 2, Badger No. 1 John	3570	266590
Cleghorn, Badger No. 2 John Cleghorn, Jack Rabbit Fraction

High Up, High Up No. 1, High Up No. 2, Dixie Queen,	3677	154557
Dixie Queen Annex, Martha G.

Signal Peak No. 1, Signal Peak No. 2, Signal Peak Fraction,	3772	298364
Eureka, Great Dyke No. 2,

Nancy Fraction, Humboldt

Lookout No. 3, Lookout No. 5, Lookout No. 6, Townsend	3824	279173
Fraction, Canon Fraction,

Saddle Fraction

Apex, Apex No. 1, Apex Fraction	4547	936719

The leased unpatented claims comprised in the Leased Claims are owned by John M. Robinson and are described as follows:

Name	Date Recorded BLM	BLM Serial Number	Expiry Date

CR-5-7	5/3/1978	19860-19862	9/1/2004

Lemon Mist, Lemon Mist 1-5	7/9/1979	73005-73009	9/1/2004

Micro-1 & 2	1/4/1988	456453-456454	9/1/2004

PDM 1-17	4/8/1988	470526-470542	9/1/2004

Micro 93-95	4/8/1988	470633-470635	9/1/2004

Climax B, 2b	1/24/1992	639698-639699	9/1/2004

STF 1-12	1/24/1992	639700-639711	9/1/2004

JMR 10-39	6/7/1996	740070-740099	9/1/2004

JMR 40-55	7/3/1996	741327-741342	9/1/2004

Wagon 1-2	10/23/1996	750190-750191	9/1/2004

Wagon 6-8	10/23/1996	750195-750197	9/1/2004

Wagon 13-16	10/23/1996	750202-750205	9/1/2004

Wagon 23-27	10/23/1996	750210-750214	9/1/2004

Wagon 32-34	10/23/1996	750219-750221	9/1/2004

Wagon 39-49	10/23/1996	750226-750236	9/1/2004

Wagon 55-68	10/23/1996	750242-750255	9/1/2004

Wagon 89-90	10/23/1996	750276-750277	9/1/2004

STP 1-3	4/4/1997	769073-769075	9/1/2004

JMR 71-82	1/15/1999	798923-798934	9/1/2004

JMR 87	1/15/1999	798939	9/1/2004

JMR 83R-86R	5/19/1999	804348-804351	9/1/2004

Wagon 9R	11/30/1999	809724	9/1/2004

NM 214	4/13/1999	802551, 805443-809728	9/1/2004

NM 264	7/12/1999	805443	9/1/2004

NM 265-268	11/30/1999	809725-809728	9/1/2004

The patented claims comprised in the Optioned Claims are owned by Western United Mines, Inc. and are described as follows:

Name	Survey No.	Patent No.

Portland No. 1, Portland No. 2, Portland No. 3, Portland Fr., Seattle No. 1	4775	1119818

The unpatented claims comprised in the Owned Claims are owned by Newmont Capital Limited and are described as follows:

	Date Recorded		Expiry
Name	BLM	BLM Serial Number	Date

NM 178-180	4/13/1999	802515-802517	9/1/2004

NM 246-248	4/13/1999	802583-802585	9/1/2004

NM 261-262	4/13/1999	802598-802599	9/1/2004

The patented claims comprised in the Owned Claims are owned by Newmont Capital Limited and are described as follows:

Name	Survey No.	Patent No.

White Cloud No. 1, White Cloud No. 2, White Cloud No. 3, Nancy No. 1, Porphyry Peak, White Cloud Fraction	3921	289682

Standard No. 1, Standard No. 2, Standard Fraction, Jennie, Harnan Fraction	3469	67617

Montezuma, Woman's Rights, Woman's Rights Fraction	3581	382232

Standard No. 4, Standard No. 5, Black Rock, Black Rock Extension	3638	133371

North End	3730	241847

North Pole, South Pole, North Pole Fraction, South Pole Fraction, North Pole Fraction No. 1	3969	228132

Silver King Extension, Mispah Fraction, Franklin Fraction	3969	282180

Three Sisters	4001	313495

J.&B. No. 1, J.&B. No. 2, J.&B. No. 3, J.&B. Fraction, B.&J. No. 1, Jack Shoe	4085	546021

The Seven Troughs Property is located in Pershing County in the northwestern portion of the state of Nevada approximately 32 miles by road northwest of the town of Lovelock, located on Interstate Highway No. 80, about midway between the city of Reno and the town of Winnemucca, as shown on the following map.

Access to the property is from the town of Lovelock over Nevada State Route 399 for 17 miles and then a further 15 miles to the northwest, over a network of partly maintained, gravel and dirt roads.

The acquisition of the Seven Troughs Property was based on a review of the results of a number of exploration programs that were carried out in the past, notably those by Franco Nevada Mining Corporation and Newmont Mining Corporation, and by Mr. Thomas Skimming. The review also included numerous discussions with qualified technical people familiar with the Seven Troughs Property and an on-site visit by Thomas Skimming, William Utterback, Kathy Tureck and Dave Rowe, all geologists affiliated with us who collectively concluded that the property was one of considerable merit, that it exhibited significant, untested potential for high-grade, bonanza-type gold occurrences and as a result, recommended to our management that an option to acquire the property be negotiated with the property owners.

Both Mr. Skimming and Mr. Utterback are officers and/or directors and are qualified geologists with extensive exploration experience in the state of Nevada. Messrs. Skimming and Utterback have no interest in the Seven Troughs Property.

Climate, Local Resources and Physiography

The Seven Troughs Property is situated on the eastern side of the Seven Troughs Mountain Range at elevations ranging between 4,500 and 6,500 feet. Vegetation consists principally of sparse amounts of sage brush and patches of native grasses.

The climate is classified as high arid desert which features moderate accumulations of snow above 5,000 feet elevations during the winter months that usually melt by mid-March and rarely achieves depths that would inhibit travel. The lower elevations on the property are normally dry throughout most of the year.

Geology & Exploration History

The Seven Troughs Property is located on the so-called "Sleeper Trend" between the Sleeper Mine and the historical Comstock District. The recorded historical mining production from the Seven Troughs district, which is completely encompassed by the Seven Troughs Property, is 150,000 tons of material grading 1.2 ounces of gold and 4.0 ounces of silver per ton. Much of the modern exploration drilling on the Seven Troughs Property tested shallow portions of the known vein systems. Although high grade intercepts have been encountered, follow-up work has failed to define mineable tonnages to date. However, the greatest unrealized potential of the Seven Troughs Property lies under the central graben. The entire volcanic sequence is preserved in this area and clay analyses prove that the deeper productive part of the system has not been eroded. Numerous high grade intercepts within the graben are poorly understood and require follow-up. Drilling by Franco Nevada Mining Corporation in 2000 in this area intersected several high grade intercepts including 10 feet @ 1.053 ounces per ton in gold. This zone is wide open to the north and to the south and represents a exploration opportunity.

The property is underlain by a bimodal suite of mid-Miocene volcanic rocks composed of basalt and rhyolite. Large, through-going, northerly, northwesterly and northeasterly structures form a complex zone of extensional tectonics with resulting horst and graben blocks. An area approximately 5 miles long and 2.5 miles wide, lying completely within the Seven Troughs Property, has been variably altered by shallow level hydrothermal solutions. Argillic alteration is the most widespread throughout the property, but silicification and propylitic alteration are also present. Gold and silver mineralization is hosted in banded quartz veins as well as in sheared gouge zones. The historic mining exploited spotty but very high grade ore bodies primarily in two areas at the Coalition and Fairview mines respectively.

Budget

An exploration program designed to assess the significance of the high grade gold intersections encountered in earlier drilling by Franco Nevada Mining Corporation and Newmont on the Seven Troughs Property will be determined after a complete review of all the technical data provided to us by Newmont; however, an initial, minimum exploration program involving an expenditure of $750,000 is envisaged. This amount would provide for a comprehensive review and assessment of the results from all previous exploration carried out on the property, provide for property maintenance costs and would include a preliminary drilling program involving approximately 10,000 feet of diamond drilling, which would include geological supervision, logging, sampling, assaying and general administrative costs.

Exploration Facilities

We have no plans to construct a mill or smelter on any of our mineral claims until an ore body of reasonable worth is found (which may be never).

While in the exploration phase, our crews will be living in the towns nearby our mineral properties to avoid building any permanent facilities.

Other Material Mineral Properties

Other than the foregoing (and other than any additional mineral properties which we have acquired by staking but have yet not developed exploration plans for) we have not acquired any other material mineral properties. However, we will continue to seek other material mineral properties during the next year so to diversify our holdings. Any mineral property acquisitions may involve the issuance of substantial blocks of our shares.

Employees

As at January 31, 2004, we did not have any employees either part time or full time. Daniel T. Farrell, our President, Chief Financial Officer, Secretary and director devoted approximately 75% of his time to our operations. Our other directors serve on an "as needed" basis.

We are not party to any employment contracts or collective bargaining agreements. Our management is of the view that the Nevada, Oregon and Idaho areas have relatively large pools of people experienced in exploration of mineral properties; being mainly geologists and mining consultants. In addition, there is no lack of people who have experience in working on mineral properties either as laborers or prospectors. As a result, we intend to use independent workers and consultants on a part-time basis.

Competition

In the United States there are numerous mining and exploration companies, both big and small.

All of these mining companies are seeking properties of merit and availability of funds. We will have to compete against such companies to acquire the funds to develop our mineral claims. The availability of funds for exploration is sometimes limited and we may find it difficult to compete with larger and more well-known companies for capital. Even though we have the right to the minerals on our claims there is no guarantee we will be able to raise sufficient funds in the future to maintain our mineral claims in good standing. Therefore, if we do not have sufficient funds for exploration our claims might lapse and be staked by other mining interests. We might be forced to seek a joint venture partner to assist in the exploration of our mineral claims. In this case, there is the possibility that we might not be able to pay our proportionate share of the exploration costs and might be diluted to an insignificant carried interest.

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

It is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed exploration operations; costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; on-going efforts at alleviating the mining impact on wildlife; and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide not to proceed with exploration on any of our mineral properties.

We are prepared to engage professionals, if necessary, to ensure regulatory compliance but in the near term expect our activities to require minimal regulatory oversight. If we expand the scope of our activities in the future it is reasonable to expect expenditures on compliance to rise.

Subsidiaries

We have one wholly-owned subsidiary, Atlas Database Corp., a Delaware corporation through which we hold our interest in the Atlas Database.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Risks Related To Our Financial Condition And Business Model

If we do not obtain financing when needed, our business will fail.

Our current operating funds will cover our current exploration programs on our mineral properties. However, in order for us to perform any further exploration or extensive testing we will need to obtain additional financing. In addition, we may decide to reallocate our resources as between our mineral properties or we may acquire additional properties which we consider to have greater geological merit than our current properties and we may decide to reallocate our resources to such properties. As of August 1, 2004, we had cash in the amount of approximately $1,520,000. We currently do not have any income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place our mineral claims into commercial production. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for minerals and the costs of exploring for or mining these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because we have not commenced business operations, we face a high risk of business failure due to our inability to predict the success of our business.

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on May 5, 1999 and to date have been involved primarily in organizational activities and the acquisition of our mineral claims. We have not earned any revenues as of the date of this report.

Because of the unique difficulties and uncertainties inherent in mineral exploration business, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mineral claims, there is substantial risk that no commercially exploitable minerals will be found and this business will fail.

The search for valuable minerals as a business is extremely risky. Our mineral claims may not contain commercially exploitable deposits of gold and silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of our mineral claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Risks Related To Legal Uncertainty

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program. There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to local mining laws as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration programs budget for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

ITEM 2. DESCRIPTION OF PROPERTY

We have interests in the Silver Bow Property, the AG Property, the Lantern Property, the Quartz Mountain Property, the Empire Property, the Miller Property and the Seven Troughs Property, each as described above. Our corporate offices are located at 309 Center Street, Hancock, MI 49930. At the present time, these offices are provided to us by our President without charge.

Effective May 1, 2004 our operations offices were re-located to 120 Adelaide Street W., Suite 512, Toronto Ontario Canada M5H 1T1. We believe that this space is sufficient at this time. However, we may move to expanded office space when and if our business expands. Other than the Atlas Database and the mineral properties discussed under the heading "Our Business" we do not have any material assets and, as such, we do not own any real or personal property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information is incorporated by reference from the Company's Schedule 14C Definitive Information Statement dated April 8, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On November 24, 2003 we were approved for listing on the Over-the-Counter Bulletin Board under the symbol "QCYR". On July 7, 2004 we changed our name to "Quincy Gold Corp" and were issued a new symbol, "QCYG". As of June 30, 2004 we had 22,626,670 shares of our common stock outstanding, which shares were held by approximately 150 shareholders of record. On July 1, 2004 our common stock closed on the Over-the-Counter Bulletin Board at $0.47 per share.

The following table sets forth the range of high and low closing bid quotations for our common stock since our common stock was listed on the Over-the-Counter Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Period	High	Low
January 30, 2004	$0.77	$0.77
April 30, 2004	$0.53	$0.53

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Recent Sales of Unregistered Securities

We did not complete any unregistered sales of our common stock during our fiscal year ended April 30, 2004, except as follows:

On September 4, 2003 we issued 75,000 shares of our common stock to 2 persons upon the exercise of 75,000 previously issued share purchase warrants at a price of $0.25 per share for gross proceeds to us of $18,750. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchasers were not U.S. Persons as that term is defined in Regulation S. There are "stop transfer" instructions placed against the certificates and a legend has been imprinted on the stock certificates. We have registered the resale of the 75,000 shares issued pursuant our prospectus dated October 10, 2003, as amended to April 21, 2004.

On September 15, 2003 we issued 66,667 shares of our common stock to 1 person upon the exercise of 66,667 previously issued share purchase warrants at a price of $0.25 per share for gross proceeds to us of $16,666. We have registered the resale of the 66,667 shares issued pursuant our prospectus dated October 10, 2003, as amended to April 21, 2004.

On October 15, 2003 we issued 50,000 shares of our common stock to Seabridge Gold Corporation (a wholly-owned subsidiary of Seabridge Gold Inc.) pursuant to the terms of an Option Agreement dated October 15, 2003 between ourselves and Seabridge These shares were issued in reliance upon the exemption from registration provided by s. 4(2) of the Securities Act. There are "stop transfer" instructions placed against the certificates and a legend has been imprinted on the stock certificates.

On October 29, 2003 we accepted subscriptions from ten investors and issued 1,700,000 shares at a price of $0.25 per share for gross consideration of $425,000. These shares were issued in reliance upon the exemption from registration provided by Regulation S. These securities are "restricted securities" as that term is defined in Rule 144. There are "stop transfer" instructions placed against the certificates and a legend has been imprinted on the stock certificates. We have agreed to register the resale of these securities.

On November 20, 2003 we accepted subscriptions from six investors and issued 681,920 shares at a price of $0.25 per share for gross consideration of $170,480. These shares were issued in reliance upon the exemption from registration provided by Regulation S. These securities are "restricted securities" as that term is defined in Rule 144. There are "stop transfer" instructions placed against the certificates and a legend has been imprinted on the stock certificates. We have granted to the purchasers demand registration rights commencing March 19, 2004. We have agreed to register the resale of these securities.

On December 3, 2003 we granted options to acquire a total of 1,670,000 shares of our common stock at a price of $0.25 per share. These options vest over a period of two years beginning as follows: 25% on January 1, 2004; 25% on July 1, 2004; 25% on January 1, 2005; and 25% on July 1, 2005. We have registered the resale of the common shares underlying the options pursuant to an S-8 registration statement dated May 25, 2004.

On January 13, 2004 we granted options to acquire a total of 225,000 shares of our common stock at a price of $0.67 per share. These options vest over a period of two years beginning as follows: 25% on July 13, 2004; 25% on January 13, 2005; 25% on July 13, 2005 and 25% on January 13, 2006. We have registered the resale of the common shares underlying the options pursuant to an S-8 registration statement dated May 25, 2004.

On January 15, 2004 we issued 50,000 shares of our common stock to 1 person upon the exercise of 50,000 previously issued share purchase warrants at a price of $0.25 per share for gross proceeds to us of $12,500. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchaser was not a U.S. Person as that term is defined in Regulation S. There are stop transfer instructions placed against the certificates and a legend has been imprinted on the stock certificates. We have agreed to register the resale of these securities.

On March 31, 2004 we accepted subscription from 7 investors and issued 3,100,000 units at a price of $0.70 per unit for gross consideration of $2,170,000. Each unit consisted of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional share of our common stock until September 30, 2004 at a price of $1.00 per share. The units were issued in reliance upon the exemptions from registration provided by Regulation S as the purchasers were not U.S. Persons as that term is defined in Regulation S and in reliance upon the exemption from registration provided by Regulation D. We have agreed to register the resale of these securities. There are "stop transfer" instructions placed against the certificates representing these shares and a legend has been imprinted on the stock certificates.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis explains the major factors affecting our financial condition. The following discussion of our financial condition and plan of operations should be read along with the financial statements and notes to the financial statements included elsewhere in this annual report.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. While we believe that we have sufficient resources to continue in business until at least December 2004, we may not be able to continue in business beyond that date unless we obtain additional capital to pay our bills. Our management has not made a commitment of financial support to meet future obligations and we have not generated any revenues and no revenues are anticipated unless and until mineralized material is discovered on the properties that we have an interest in. Accordingly we must raise cash from other than the sale of mineralized materials. We will be conducting research in connection with the exploration of our properties. We are not planning to buy or sell any plant or significant equipment.

Plan of Operations

Our business plan is to proceed with the exploration of our mineral properties to determine whether there are commercially exploitable reserves of gold, silver or other metals.

We are planning to focus our efforts for the current fiscal year on our Quartz Mountain and Seven Troughs Properties. We have recently commenced a drill program on our Quartz Mountain Property which we expect will be completed in the spring of 2005. Once we receive results from this exploration program, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results are sufficiently positive to enable us to obtain the financing necessary to proceed.

We are also compiling data for a three dimensional drill program on our Seven Troughs Property. We expect to have completed our data compilation by September 2004 following which we will determine the scope and timing of an exploration program on the Seven Troughs Property.

As at the date of this report we have sufficient funds to complete the Quartz Mountain exploration program. However, we will require additional financing for additional work programs. We have made no arrangements for any such financing and there is no guarantee that such financing will be available.

There are no known reserves on any of our mineral properties and any proposed program by us is exploratory in nature. We have not conducted any significant exploration activities on our mineral properties. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in any of our properties until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Results of Operations – Fiscal Year ended April 30, 2004

We did not earn any revenues during the fiscal year ended April 30, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We have incurred operating expenses in the amount of $1,222,992 for the period from inception on May 5, 1999 to April 30, 2004. These operating expenses included: (a) staking fees and exploration costs of $385,241; (b) consulting fees of $261,094; (c) legal and accounting fees of $189,669; (d) shareholder communication costs of $105,878; (e) travel expenses of $96,791; (f) executive compensation expenses of $68,000; and (f) fees relating to the preparation of geological reports of $30,824.

We incurred a loss in the amount of $1,222,992 for the period from inception on May 5, 1999 to April 30, 2004. For the fiscal year ended April 30, 2004 only, we incurred a loss of $1,042,182. Our loss for this fiscal year was attributable to staking fees and exploration costs ($349,632), consulting fees ($260,094), legal and accounting fees ($128,168), shareholder communication costs ($96,190), travel expenses ($76,688), executive compensation expenses ($42,500) and geological report fees ($28,874).

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

At April 30, 2004 we had cash of $1,965,159 and working capital of $1,819,287. We believe that we currently have sufficient working capital to pay our administrative and general operating expenses through December 2004 and to complete exploration program on the Quartz Mountain Property.

We have also executed an Engagement Letter with a broker-dealer pursuant to which it has appointed the broker-dealer as its agent to sell, on a reasonable efforts basis and by way of private placement, $8,000,000 worth of units, each unit consisting of one share and one warrant. The pricing of the issue and the terms of the warrants have not been determined. In connection with the private placement, the Company has applied for a listing on the TSX Venture Exchange. The broker-dealer is currently conducting its due diligence on our business and our properties.

We will need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to fund our general and administrative expenses beyond December 2004, to make the future lease payments required on mineral properties and to conduct additional exploration programs thereon. Failure to obtain such additional financing will result in the loss by us of our interests in our mineral properties. Other than as stated above, we have no agreements or understandings with any person for additional financing.

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

The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. It also amends APB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of this statement did not have a material effect on our financial statements.

Forward Looking Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are a number of factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

ITEM 7. FINANCIAL STATEMENTS

Auditors' Report	F-1

Consolidated Balance Sheet as at April 30, 2004	F-2

Consolidated Statements of Operations for the two years ended April 30, 2004 and 2003 and for the period from inception on May 5, 1999 to April 30, 2004	F-3

Consolidated Statements of Stockholders' Equity for the period from inception on May 5, 1999 to April 30, 2004	F-4

Consolidated Statements of Cash Flows for the two years ended April 30, 2004 and 2003 and for the period from inception on December 21, 2001 to April 30, 2004	F-5

Notes to Financial Statements	F-6

MADSEN & ASSOCIATES, CPA's Inc.	684 East Vine St, Suite 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107

Telephone 801 268 2632
Fax 801-262-3978

Board of Directors
Quincy Gold Corp. and Subsidiary
Hancock, Michigan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Quincy Gold Corp. and Subsidiary (exploration stage company) at April 30, 2004, and the related consolidated statement of operations, stockholders' equity, and cash flows for the years ended April 30, 2004 and 2003 and the period May 5, 1999 (date of inception) to April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quincy Gold Corp. and Subsidiary at April 30, 2004, and the results of operations, and cash flows for the years ended April 30, 2004 and 2003 and the period May 5, 1999 (date of inception) to April 30, 2004, in conformity with accounting principles generally accepted in the United States of America

Salt Lake City, Utah
August 7, 2004	s/Madsen & Associates, CPA's Inc.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
April 30, 2004

ASSETS
CURRENT ASSETS

Cash	$1,965,159

Total Current Assets	1,965,159

OTHER ASSETS

Database - net of amortization	9,098
Deposits	2,475

$1,976,732
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Account payable - related parties	$58,035
Accounts payable	87,837

Total Current Liabilities	145,872

STOCKHOLDERS' EQUITY

Common stock
200,000,000 shares authorized, at $0.001 par value;
22,626,670 shares issued and outstanding	22,627
Capital in excess of par value	3,031,225
Deficit accumulated during the exploration stage	(1,222,992)

Total Stockholders' Equity	1,830,860

$1,976,732

The accompanying notes are an integral part of these financial statements.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended April 30, 2004 and 2003 and the
Period May 5, 1999 (Date of Inception) to April 30, 2004

	Apr 30,	Apr 30,	May 5, 1999 to
	2004	2003	Apr 30, 2004

REVENUES	$-	$-	$-

EXPENSES

Administrative	530,697	83,889	673,455
Exploration	349,634	31,602	387,193
Financing costs	160,350	-	160,350
Amortization	1,501	493	1,994
	1,042,182	115,984	1.222,992

NET LOSS	$(1,042,182)	$(115,984)	$(1,222,992)

NET LOSS PER COMMON SHARE

Basic and diluted	$(.06)	$(.01)

AVERAGE OUTSTANDING SHARES
(stated in 1,000's)
Basic	18,620	12,221
Diluted	21,328	14,929

The accompanying notes are an integral part of these financial statements.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period May 5, 1999 (Date of Inception) to April 30, 2004

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance May 5, 1999 (date of inception)	-	$-	$-	$-

Issuance of common stock for cash
at $.001 - June 17, 1999	4,000,000	4,000	-	-
Issuance of common stock for cash
at $.001 - July 26, 1999	6,000,000	6,000	-	-
Issuance of common stock for cash
at $.10 - August 15, 1999	26,500	27	2,623	-
Contributions to capital - expenses -
related parties	-	-	10,800
Net operating loss for the period
May 5, 1999 to April 30, 2000	-	-	-	(24,058)
Contributions to capital - expenses -
related parties	-	-	10,800	-
Net operating loss for the year
ended April 30, 2001	-	-	-	(17,862)
Contributions to capital - expenses -
related parties	-	-	10,800	-
Net operating loss for the year
ended April 30, 2002	-	-	-	(22,906)
Issuance of common stock for cash at $.15
November 2002 & January 2003	533,333	533	79,468	-
Issuance of common stock for
purchase of subsidiary - note 5	6,000,000	6,000	5,092	-
Issuance of common stock for cash
at $.25 - April 2003	195,250	195	48,618	-
Issuance of common stock for payment
of debt - at $.25 - April 10, 2003	148,000	148	36,852
Contribution to capital - expenses -
related parties	-	-	6,000	-
Net operating loss for the year
ended April 30, 2003	-	-	-	(115,984)
Issuance of common stock for cash
at $.25 - 2003-2004	2,573,587	2,574	640,822	-
Issuance of common stock for expenses
at $.25 50,000	50	12,450	-
Issuance of common stock for cash
at $.70 - March 2004	3,100,000	3,100	2,166,900	-
Net operating loss for the year
ended April 30, 2004	-	-	-	(1,042,182)

Balance April 30, 2004	22,626,670	$22,627	$3,031,225	$(1,222,992)

The accompanying notes are an integral part of these financial statements.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended April 30, 2004 and 2003 and the
Period May 5, 1999 (Date of Inception) to April 30, 2004

	Apr 30,	Apr 30,	May 5, 1999 to
	2004	2003	Apr 30, 2004
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(1,042,182)	$(115,984)	$(1,222,992)

Adjustments to reconcile net loss to
net cash provided by operating
activities

Amortization	1,501	493	1,994
Change in deposits	(2,475)	-	(2,475)
Change in accounts payable	123,551	39,504	182,872
Capital contributions - expenses - related parties	-	6,000	38,400
Issuance of common capital stock for expenses	12,500	-	12,500

Net Change in Cash From Operations	(907,105)	(69,987)	(989,701)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock	2,813,396	128,814	2,954,860

Net Change in Cash	1,906,291	58,827	1,965,159

Cash at Beginning of Period	58,868	41	-
Cash at End of Period	$1,965,159	$58,868	$1,965,159

SCHEDULE OF NONCASH OPERATING ACTIVITIES

Capital contributions - expenses - related parties	$38,400
Issuance of 50,000 common shares for expenses	12,500

The accompanying notes are an integral part of these financial statements.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2004

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on May 5, 1999 with the name "Quincy Resources, Inc." with authorized common stock of 200,000,000 shares at $0.001 par value.

On July 7, 2004 the name was changed to "Quincy Gold Corp."

The Company was organized for the purpose of acquiring and developing mineral properties and at the report date mineral claims had been acquired. The Company has not established the existence of a commercially mineable ore deposit and therefore is considered to be in the exploration stage.

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On April 30, 2004 the Company had a net operating loss carry forward of $1,222,992. The tax benefit of approximately $367,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not been able to project an estimated future operating profit. The net operating loss expires starting 2015 through 2024.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Mineral Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven mining leases are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral leases acquired are unknown and therefore any estimate of any future cost cannot be made.

Principles of Consolidation

The consolidated financial statements include the accounts of Quincy Gold Corp. (parent) and its wholly owned subsidiary Atlas Database Corp. All intercompany transactions have been eliminated

Concentration of Credit Risk

There are no financial instruments that potentially subject the Company to significant concentration of credit risks except that the Company maintains cash in banks over the federally insured amounts of $100,000, but are otherwise in banks of high quality.

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

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Key Employee Stock Option Plan

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under APB Opinion No. 25, "Accounting for Stock Issued to Employees." and related interpretations.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in United States of America. Those estimates and assumptions may affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. ACQUISITION OF A DATABASE BY ATLAS DATABASE CORP. (SUBSIDIARY)

In June 1, 2000 Atlas Database Corp. (subsidiary) purchased a database for $15,000. The database contains information on the natural resources and exploration developed during the period 1982 through 1997. The majority of the information contained in the database relates to research on bulk mineable precious mineralized material in the western United States, particularly sediment hosted disseminated gold mineralized material and volcanic hosted disseminated hot springs gold mineralized material from which the Company, and its subsidiary, is using for the Company's stated business objective of locating, acquiring, and exploring, mineral natural resource properties.

The database is being amortized to expense, on the straight line method, over 10 years starting, on the date of purchase.

4. ACQUISITION OF MINERAL LEASES

The following acquired claims have not been proven to have a commercially mineable ore reserves and therefore all costs of exploration and retaining the properties have been expensed.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2004

4. ACQUISITION OF MINERAL LEASES - continued

Silver Bow Property

In February, 2003 the Company optioned 73 unpatented lode mining claims in Nye County, Nevada known as the Silver Bow Property. The terms of the option provides for advanced royalty payments totaling $165,000 by the fifth anniversary date as follows:

$10,000 upon signing (paid)
$15,000 on the 1st anniversary (paid)
$20,000 on the 2nd anniversary
$30,000 on the 3rd anniversary
$40,000 on the 4th anniversary
$50,000 on the 5th anniversary and yearly thereafter

The vendors maintain a 3% Net Smelter Return (NSR) royalty in the property of which the Company has the right to purchase two thirds of the NSR for $1,500,000 and the final third for an additional $2,000,000.

Lantern Property

On July 31, 2003, the Company entered into a mining lease with Newmont Mining Corporation for unpatented mining claims totaling 1,123 acres, and also received a quit claim deed for 340 acres consisting of 22 unpatented mining claims. The property is known as the Lantern Property. Platoro West Incorporated, a corporation controlled by William Sheriff, one of the Company’s shareholders, is also a party to the Mining Lease.

Under the lease agreement the Company is required to spend $25,000 on exploration and assessment work during each of the years ended July 31, 2005 and 2006, $50,000 during each of the years ended July 31, 2007 through 2012 and $100,000 each year after that. The lease is subject to a maximum 4% NSR.

The title to 1,000 acres of the above property is being challenged in a court action, and is presently on appeal in the Nevada Supreme court.

Quartz Mountain Property

On October 15 2003 the Company acquired an exclusive option from Seabridge Gold Corporation to earn a 50% interest in 67 unpatented mining claims located in Lake County, Oregon known as the Quartz Mountain Property.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2004

4. ACQUISITION OF MINERAL LEASES - continued

Quartz Mountain Property - continued

The terms of the agreement includes payments of cumulative exploration expenditures totaling $1,500,000 on or before October 15, 2008 with the following minimum payments:

$100,000 by October 15, 2004, an additional $150,000 by October 15, 2005, an additional $250,000 by October 15, 2006, and the balance the of $1,000,000 by October 15, 2008, and the issuance of 50,000 shares of common capital stock (completed), and 200,000 shares within 30 days of satisfying the expenditures described above.

Empire Property

On December 15, 2003 the Company entered into a Mining Lease and Agreement with Nevada Contact Inc., for 22 unpatented mineral claims (except oil and gas) situated in Owhee County, Idaho, known as the Empire Claims, and certain additional lands (except oil and gas) comprising 552 acres, more or less, also located in Owhee County, Idaho pursuant to a State of Idaho Department of Lands Mineral Lease.

The terms of the lease include an annual advance royalty payment of $10,000 on December 15 of each year beginning December 15, 2003. The Empire Claims are subject to a 3% net smelter return royalty, which will be reduced to 1% after Nevada Contact Inc. has received a total compensation of $1,000,000.

Miller Property

During January, 2004 the Company entered into a Mining Lease and Agreement with Pacific Intermountain Gold Corporation in which the Company leased 21 unpatented lode claims located in Esmeralda County, Nevada known as the "Miller Property". The terms of the agreement includes the following lease and minimum royalty and exploration payments.

		Advance Royalty
	Lease	& Exploration
January 23, 2004 (paid)	$5,000	-
January 23, 2005	7,500	$20,000
January 23, 2006	10,000	$35,000
January 23, 2007	15,000	$50,000
January 23, 2008	30,000	$70,000
January 23, 2009 and yearly thereafter	50,000	$100,000
until commencement of commercial production.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2004

4. ACQUISITION OF MINERAL LEASES - continued

Miller Property - continued

The property is subject to a sliding scale net smelter returns royalty ranging from 2% for gold prices under $300.00/oz to 5% for gold prices in excess of $500.00/oz. Advance royalty payments are credited against the sliding scale net smelter returns royalty.

The Company's largest shareholder holds a 25% interest in Pacific Intermountain Gold Corporation.

Seven Troughs Property

During March, 2004 the Company acquired a perpetual lease of mineral properties located in Pershing County, Nevada, known as the Seven Troughs Property from Newmont Capital Limited. The lease consists of three claim groups, which are owned, leased or optioned by Newmont Capital Limited. Certain of the claims are subject to underlying net smelter returns royalties of 1% to 1.5% .

The Company is required to satisfy all obligations under the leases for Seven Troughs Property which include reimbursing Newmont for an advance minimum royalty payment of $25,000 (paid) and making payments on or before January 1 as follows:

$50,000 on January 1, 2005, $75,000 on January 1, 2006, and $100,000 on January 1, 2007 and yearly thereafter.

The advance royalty payments will be credited against 1% of the smelter returns royalty payable to the Lessor in respect of certain of the Leases.

The terms of the agreement also includes payments totaling $5,000,000 in exploration expenditures as follows:

$500,000 on or before September 1, 2005
$650,000 on or before September 1, 2006
$850,000 on or before September 1, 2007
$1,250,000 on or before September 1, 2008 and
$1,750,000 on or before September 1, 2009

The $500,000 of exploration expenditures due by September 1, 2005 is a firm commitment by the Company.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2004

5. ACQUISITION OF ALL STOCK OF ATLAS DATABASE CORP.

On January 24, 2003 the Company acquired all of the outstanding stock of Atlas Database Corp. (subsidiary) by the issuance of 6,000,000 restricted common shares of the Company, representing 36 % of the outstanding shares of the Company after the acquisition. The acquisition was recorded as a purchase with no good will recognized. The only asset held by Atlas Database Corp. (subsidiary) was the database outlined in note 3. The stock of Atlas Database Corp. acquired by the Company was valued at $11,092, the remaining book value of the database held by Altas Database Corp. (subsidiary). The value of the 6,000,000 restricted shares issued by the Company was otherwise undeterminable. The operations of the subsidiary are included in the consolidated statement of operations starting January 24, 2003. There were no contingent terms as part of the acquisition agreement.

6. COMMON CAPITAL STOCK AND WARRANTS

Since inception the Company completed private placement offerings of 16,428,670 common shares for $2,954,860, 148,000 shares for payment of a debt, 6,000,000 shares for the purchase of all outstanding shares of Atlas Database Corp., and 50,000 shares for the purchase of mineral claims.

The Company issued 266,667 common share warrants as part of the issuance of 533,333 common shares during November 2002 and January 2003. The warrants entitled the holders to purchase 266,667 common shares of the Company for $.25 per share and the unexpired warrants will expire starting in November 2003 through January 2004. The Company issued 1,550,000 common share warrants as part of the issuance of 3,100,000 common shares on April 5, 2004. The warrants entitle the holders to purchase 1,550,000 common shares of the Company for $1.00 and will expire in September 2005. The terms of the private placement provides for registration rights on the shares.

7. 2003 KEY EMPLOYEE STOCK OPTION PLAN

The Company established a 2003 Key Employee Stock Option Plan on October 15, 2003 and has issued 1,670,000 options on December 3, 2003, and 225,000 options on January 13, 2004, with an expiration date of December 3, 2008, to selected officers-directors and consultants, to purchase an equal number of common shares, which can be purchased by the option holder after the vesting periods. 1,670,000 of the options have an option price of $.25 and vest one fourth on January 1, 2004, one fourth on July 1, 2004, one fourth on January 1, 2005, and one fourth on July 1, 2005. 225,000 of the options have an option price of $.67, which was amended to $.45 on June 15, 2004, and vest one fourth on July 13, 2004, one fourth on January 13, 2005, one fourth on July 13, 2005, and one fourth on January 13, 2006. The trading value of the shares on December 3, 2003 was $.25 and on January 13, 2004 a value of $.59. None of the options had been exercised by the report date.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2004

7. 2003 KEY EMPLOYEE STOCK OPTION PLAN - continued

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under the intrinsic value method as provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." and related interpretations. Accordingly, no compensation expense is recognized for stock option grants because the exercise price of the stock options equals or exceeds the market price of the underlying stock on the date of the grant to officers-directors or employees.

The Company applies the intrinsic value method in accounting for its stock based compensation plan. If the Company had measured compensation under the fair value based method for stock options the net operating loss and loss per share amounts for the year ended April 30, 2004 would have been as follows:

Net loss as reported	$(1,042,182)
Stock based employee compensation expense	(141,950)
Net pro-forma loss	$(1,184,132)

Net loss per common share
as reported	$(.06)
pro-forma	(.06)

8. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director and two other directors have acquired 46 % of the common stock issued and have made contributions to capital by the payment of expenses for the Company amounting to $38,400 since inception.

The Company has accrued accounts payable to officer-directors of $58,035 and paid consultant fees of $115,987 for the last fiscal year.

9. SUBSEQUENT EVENT

In June 2004 the Company entered into an Investor Relations Service Agreement pursuant to which it granted an option to acquire 50,000 common shares at $0.40 per share until June 17, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

Effective January 30, 2004 we dismissed our auditors, Sellers & Andersen LLC, and appointed Madsen and Associates, CPA's Inc. Our principal accountant, Mr. Rex Andersen, formerly of Sellers and Andersen LLC, now works with Madsen & Associates, CPA's Inc. Mr. Rex Andersen remains our principal accountant and has not resigned from this position nor has he been dismissed.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Daniel T. Farrell. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Full Name and Resident	Age	Positions	Date Appointed
Address			Director

Daniel T. Farrell	66	President, Secretary	August 30, 2002
309 Center Street		and Director
Hancock, MI 49930

Thomas Skimming	68	Vice-President	September 18, 2002
11 Camelot Court		(Exploration),
Toronto, Ontario M3B 2N4		Director

William Utterback	61	Director	December 17, 2002
5020 Weikel Drive
Winnemucca, NV 89445

George Cole	61	Vice-President	March 5, 2003
610 S. Sutro Terrace		(Nevada), Director
Carson City, NV 89706

John Cullen	47	Director	April 29, 2003
37 Amelia Street
Barrie, Ontario L4M 1M5

William Morris Sheriff	46	Vice-President	N/A
7000 Eagle Circle		(Advanced Project
Wylie, TX 75098		Development

The persons named above have held their offices/positions since the date of appointment and are expected to hold their offices/positions until the next annual general meeting of our stockholders.

Background of Officers and Directors

Mr. Farrell has been a corporate development officer with CGX Energy, Inc., an oil and gas exploration company based in Toronto, Ontario, listed on the TSX Venture Exchange. Mr. Farrell has served as President of Diadem Resources Ltd. from December, 1997 through July, 1998, President of Tiaro Bay Resources Inc. from January 1997 through September, 1997 and President of RJK Explorations Ltd. from January, 1996 through December, 1996, all of which are publicly traded companies listed on the TSX Venture Exchange and engaged in the natural resource exploration business. Mr. Farrell was a corporate development officer with Greater Lenora Resources from June, 1994 through December, 1995. From 1991 through the 1994 Mr. Farrell was a financial adviser with American Express in Houghton, Michigan. Mr. Farrell holds a B.Sc. in geology from Michigan Technological University in Houghton, Michigan.

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

Mr. Cole, currently retired, was formerly Vice-President, Exploration of Teck Cominco Limited, a diversified mining, smelting and refining group of companies headquartered in Vancouver, British Columbia whose securities are listed on the Toronto Stock Exchange and the American Stock Exchange, from 1993 through December, 2001. Mr. Cole holds a M.Sc. in Geology from the University of Montana and a B.Sc. in Geology from Montana State University.

Mr. Cullen has been President of Cullen Management since May, 1998. From 1987 through May, 1998 Mr. Cullen was an investment advisor with Nesbitt Burns, a registered investment dealer in Toronto, Ontario (now a subsidiary of the Bank of Montreal). Mr. Cullen is currently a director of CGX Energy, Inc. and Dumont Nickel Inc., both of which are engaged in the business of natural resources exploration and whose shares are listed on the TSX Venture Exchange, and is also a director of Biogan International Inc., a natural resource exploration company whose shares are listed on the OTC Bulletin Board. From October, 1995 through February, 1997 Mr. Cullen served as a director of Link Minerals Inc. a natural resource exploration company whose shares are quoted on the CDN over-the-counter market.

Mr. Sheriff has been president of Platoro West Incorporated since April 1985. Mr. Sheriff has also served as a director of Castleworth Ventures Inc., a publicly traded company listed on the TSX Venture Exchange and engaged in the natural resource exploration business since October 2003. Mr. Sheriff holds a B.Sc. from Fort Lewis College in Durango, Colorado.

Conflicts of Interest

We believe that Messrs. Skimming, Utterback, Cullen and Sheriff will be subject to conflicts of interest. The conflicts of interest arise from their relationships in other mining companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended April 30, 2004 all such filing requirements applicable to its officers and directors were complied with.

ITEM 10. EXECUTIVE COMPENSATION

Our directors have not been compensated for their services and there are no plans to compensate them in the near future until such time as we generate sufficient revenue to do so. Other than as described herein, our President has not been compensated for his services to date. We do not have any plans to compensate Mr. Farrell until such time as we have sufficient financial resources to do so.

Compensation Of Directors

During the fiscal years ended April 30, 2004 and 2003, we did not pay our directors for any meetings.

Executive Compensation

The following table sets forth the total compensation paid or accrued by us for the three years ended April 30, 2004 on behalf of each of our named executive officers.

Summary Compensation Table

The following table sets forth information with respect to stock options to purchase common stock granted to our named executive officers during the fiscal year ended April 30, 2004.

SUMMARY COMPENSATION TABLE

		ANNUAL
		COMPENSATION			LONG TERM COMPENSATION

					Awards		Payouts

								All
				Other	Restricted	Securities		other
				annual	stock	underlying	LTIP	compen -
Name and Principal Position	Year	Salary	Bonus	compensation	award(s)	options/SARs	payouts	sation
		($)	($)	($)	($)	(#)	($)	($)

Daniel T. Farrell (1) ,
President, Secretary and	2004	$Nil	Nil	$42,500	Nil	220,000	Nil	Nil
director	2003	Nil	Nil	$1,500	Nil	Nil	Nil	Nil

Adam Smith (2) , President	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil
and director	2002	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Gordon Krushnisky (3) , Chief
Financial Officer,	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary and director	2002	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Appointed President, Chief Financial Officer and Secretary August 16, 2002 and as director August 30, 2002.
(2)	Resigned as President August 16, 2002 and as director August 30, 2002.
(3)	Resigned as Chief Financial Officer and Secretary August 16, 2002 and as director August 30, 2002.

During the year ended April 30, 2004 we paid Daniel T. Farrell, our President, Chief Financial Officer, Secretary and director compensation of $1,500 per month for the period May through September, 2003 and $5,000 per month for the period October, 2003 through April 2004.

Mr. Farrell was not paid any compensation in the year ended April 30, 2003 other than a one-time payment of $1,500. Prior to the afore-mentioned payment, Mr. Farrell was donating his services to us, and we valued these services at $500 per month.

On April 8, 2003 Mr. Farrell converted the sum of $37,000 which he had loaned to us or had advanced on our behalf into share of our common stock. The conversion price was $0.25 per share, which was the same price at which we issued shares of our common stock to investors on

April 2 and 9th, 2003 pursuant to private placements referred to elsewhere in this report. See "Recent Sales of Unregistered Securities" for a discussion of the terms of the private placements. Accordingly. Mr. Farrell was not conferred any benefit as part of this conversion.

Employment Agreements with Executive Officers

There are no employment agreements with any officers or directors.

Option Grants in Last Fiscal Year

Other than options granted to our directors, officers and consultants under our 2003 Key Employee Stock Option Plan, we did not grant any options to purchase our common stock during the year ended April 30, 2004. Subsequent to April 30, 2004 in June 2004 we entered into an Investor Relations Service Agreement pursuant to which we granted an option to acquire 50,000 common shares at $0.40 per share until June 17, 2005.

Employee Stock Incentive Plan

On December 3, 2003, the board of directors adopted the 2003 Key Employee Stock Option Plan subject to shareholder approval. The aggregate number of shares of common stock that can be awarded under the plan is 1,700,000, of which 1,670,000 were granted on December 3, 2003 subject to shareholder approval. On January 13, 2004 the board of directors determined to increase the aggregate number of shares of common stock that can be awarded under the plan to 1,900,000 and granted an additional 225,000 options, subject to shareholder approval. Shareholder approval was obtained on March 2, 2004. The plan permits the Board to grant qualified options with an exercise price of not less than the fair market value on the date of grant, and non-qualified options at an exercise price of not less than eighty-five percent (85%) of the fair market value of the underlying shares of common stock on the date of the grant. The plan permits the Board to grant options with a term of up to ten years for certain qualified options and not more than five years for options granted to a granted to a person holding 10% or more of our stock. However, no options will be issued with a term longer than five years. Options will be used by us to attract and retain certain key individuals and to give such individuals a direct financial interest in our future success and profitability.

Option Grants to the Named Executive Officers and Directors as of the date hereof:

Name of Beneficial Owner	Title	Options

Daniel T. Farrell	President (Chief Executive	220,000
	Officer), Secretary and
	Director

Thomas Skimming	Vice-President (Exploration),	220,000
	Director

George Cole	Vice-President (Nevada),	220,000
	Director

William C. Utterback	Director	100,000

John Cullen	Director	220,000

William Sheriff	Vice-President (Advanced	220,000
	Project Development)

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

There were no option exercises in the last fiscal year.

Benefit Plans

We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of our officers, directors and employees. The Code of Ethics is filed as an exhibit to this Report on Form 10-KSB.

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

Title of Class	Name and Address of	Amount and Nature of	Percent of Class
	Beneficial Owner	Beneficial Ownership

Common Stock	Daniel T. Farrell	3,973,000 Common Shares(1)	17.56%
	309 Center Street	Direct
	Hancock, MI 49930

Common Stock	William M. Sheriff	6,001,000 Common Shares(1)	26.52%
	3518 Earl Avenue	Direct and Indirect(2)
	PO Box 2654
	Durango, CO 81302

Common Stock	RAB Special Situations LP	2,150,000 Common Shares(3)	9.50%
	No. 1 Adam Street	Direct
	London W2CN 6LE
	United Kingdom

(1) Does not include Options to purchase 220,000 shares.
(2) 6,000,000 of these shares are registered in the name of Platoro West Incorporated, a company controlled by Mr. Sheriff.
(3) Does not include Share Purchase Warrants to purchase 1,075,000 shares.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group. Unless otherwise stated, the stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to their shares:

Title of Class	Name and Address of	Amount and Nature of	Percent of Class
	Beneficial Owner	Beneficial Ownership

Common Stock	Daniel T. Farrell	3,973,000 Common	17.56%
	309 Center Street	Shares (1)
	Hancock, MI 49930	Direct

Common Stock	Thomas Skimming	Nil(1)	N/A
11 Camelot Court
Toronto, Ontario M3B 2N4

Common Stock	William Utterback	Nil(2)	N/A
5020 Weikel Drive
Winnemucca, NV 89445

Common Stock	George Cole	Nil(1)	N/A
610 S. Sutro Terrace
Carson City, NV 89706

Common Stock	John Cullen	390,000 Common	1.72%
	37 Amelia Street	Shares (1)
	Barrie, Ontario L4 1M5	Direct

Common Stock	All Officers and	4,363,000 Common	19.28%
	Directors, as a group	Shares

(1)	Does not include Options to purchase 220,000 shares.
(2)	Does not include Options to purchase 100,000 shares.

Except as otherwise noted, it is believed that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a beneficial owner of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of the following parties has in the last two fiscal years had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10%of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; or
  Any relative or spouse of any of the foregoing persons who has the same house as suchperson.

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

On January 17, 2003 we acquired Atlas Database Corp., the owner of a natural resources exploration database developed by Atlas Minerals Inc. Atlas Database Corp. was acquired in an arms length tax-free exchange pursuant to an Agreement and Plan of Merger between ourselves, Atlas Database Acquisition Corp., our wholly owned subsidiary, Atlas Database Corp., Platoro West Incorporated and William M. Sheriff. Mr. Sheriff is the sole Shareholder of Platoro which was, in turn, the sole shareholder of Atlas Database Corp. Pursuant to the terms of the Agreement and Plan of Merger, 6,000,000 shares of our common stock were issued to Platoro in exchange for all of the issued and outstanding shares of Atlas Database Corp., Atlas Database Acquisition Corp. merged with and into Atlas Database Corp. and its separate existence ceased. As a result of the foregoing, Atlas Database Corp. is now a wholly-owned subsidiary of ours. Atlas Database Corp. was formed in January, 2003 and was assigned all of the Platoro's right, title and interest in and to the Atlas Database in exchange for $15,000 cash. Prior to the Agreement and Plan of Merger, Platoro West Incorporated was the sole shareholder of Atlas Database Corp. and therefore its parent company. Platoro's interest in the Atlas Database was acquired pursuant to a Bill of Sale and Letter Agreement between Platoro and Atlas Minerals Inc. dated June 10, 2000. The purchase price paid by Platoro to Atlas Minerals Inc. was $15,000 cash. As required by the Letter Agreement, we have agreed to comply with the terms thereof. Accordingly, we are required to allow Atlas Minerals Inc. access to the data contained in the Atlas Database, provided that Atlas Minerals Inc. provides reasonable notice. To date, Atlas Minerals Inc. has not requested access to the data. Pursuant to the terms of the Letter Agreement, in the event we sell any of the data to a third party we are required to pay Atlas Minerals Inc. 25% of the proceeds of the sale.

On April 8, 2003 we settled debts totaling $37,000 due to our President through the issuance of 148,000 shares of our common stock at a price of $0.25 per share.

On March 31, 2004 we issued to RAB Special Situations LP 2,150,000 units at a price of $0.70 per unit for gross consideration of $1,505,000 as part of a private placement which closed on that date. Each unit consisted of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional share of our common stock until September 30, 2005 at a price of $1.00 per share. The units were issued in reliance upon the exemption from registration provided by Regulation D.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Document Description
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
4.1(1)	Specimen Stock Certificate

Exhibit No.	Document Description
10.1(3)	Agreement and Plan of Merger dated January 17, 2003 between Quincy Resources Inc., Atlas Database Acquisition Corp., Atlas Database Corp., Platoro West Incorporated and William M. Sheriff
10.2(2)	Silver Bow Property Agreement
10.3(4)	Bill of Sale and Letter Agreement between Platoro West Incorporated and Atlas Minerals, Inc. dated June 10, 2000.
10.4(4)	Agreement between Quincy Resources Inc. and Dennis Harbour dated March 31, 2003.
10.5(4)	Agreement between Quincy Resources Inc. and Bill Rowe dated March 31, 2003.
10.6(4)	Agreement between Quincy Resources Inc. and Maureen Cotman dated March 28, 2003.
10.7(4)	Agreement between Quincy Resources Inc. and John Cullen dated March 27, 2003.
10.8(4)	Agreement between Quincy Resources Inc. and James Fairbairn dated March 28, 2003.
10.9(4)	Agreement between Quincy Resources Inc. and Denis Clement dated March 28, 2003.
10.10(4)	Agreement between Quincy Resources Inc. and Bob Antoniou dated March 28, 2003.
10.11(4)	Agreement between Quincy Resources Inc. and Mark Youngman dated March 27, 2003.
10.12(4)	Agreement between Quincy Resources Inc. and Philip Beaudoin dated March 31, 2003.
10.13(4)	Agreement between Quincy Resources Inc. and Brian Bosse dated March 28, 2003.
10.14(4)	Agreement between Quincy Resources Inc. and Kate McVeigh dated March 31, 2003.
10.15(4)	Form of Subscription Agreement dated for reference September 19, 2002.
10.16(4)	Form of Subscription Agreement dated for reference February 1, 2003.
10.17(4)	Agreement between Newmont USA Limited, d/b/a Newmont Mining Corporation, Quincy Resources, Inc., and Platoro West Incorporated, dated July 31, 2003.
10.18(5)	Quartz Mountain Property Option Agreement.
10.19(5)	Form of Subscription Agreement dated for reference October 14, 2003.
10.20(7)	Mining Lease and Agreement between Quincy Resources, Inc. and Nevada Contact Inc., dated December 15, 2003.
10.21(7)	Mining Lease and Agreement between Quincy Resources, Inc. and Pacific Intermountain Gold Corporation dated January 23, 2004.
10.22(6)	Minerals Lease, Sublease and Agreement between Quincy Resources, Inc. and Newmont Capital Limited dated March 1, 2004.
21.1(2)	Subsidiary of Quincy Gold Corp.
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Ethics and Business Conduct of Officers, Directors and Employees

(1) Incorporated by reference to same exhibit filed with the Company's Form 10SB Registration Statement filed September 11, 2000, SEC file no. 000-31501.
(2) Previously filed as an exhibit to our Form SB-2 filed on May 28, 2003, SEC file no. 333-105616.
(3) Incorporated by reference to same exhibit filed with the Company's Form 8-K Current Report dated January 17, 2003, SEC file no. 000-31501.

(4) Previously filed as an exhibit to our Form SB-2/A-1 filed on August 19, 2003, SEC file no. 333-105616. (5) Previously filed as an exhibit to our Post Effective Amendment No. 1 on Form SB-2 filed on December 23, 2003, SEC file no. 333-105616.
(6) Incorporated by reference to same exhibit filed with the Company's Form 8-K Current Report dated March 15, 2004, SEC file no. 000-31501.
(7) Incorporated by reference to our Post Effective Amendment No. 2 on Form SB-2 filed on March 26, 2003, SEC file no. 333-105616.

Reports on Form 8-K

Form 8-K
Property Acquisition and Private Placement – March 1, 2004. This reported on the acquisition by the Company of the Seven Troughs Property and the undertaking of a private placement of up to 4,285,714 units at a price of $0.70 per Unit for gross proceeds of up to $3,000,000. For details pertaining to the property acquisition and private placement refer to the Company's Current Report filed on Form 8-K dated March 1, 2004 which can be viewed on the Securities and Exchange Commission website (SEC file no. 000-31501).

Form 8-K
Change of Name – July 7, 2004. This reported on the Company's change of name from "Quincy Resources Inc." to "Quincy Gold Corp." For details pertaining to the name change refer to the Company's Current Report filed on Form 8-K dated July 7, 2004 which can be viewed on the Securities and Exchange Commission website (SEC file no. 000-31501).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by Madsen & Associates, CPA's Inc. ("Madsen"), as well as the fees charged by Madsen for such services. In its review of non-audit service fees and its appointment of Madsen as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining Madsen's independence. All of the services provided and fees charged by Madsen in 2004 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services rendered by Madsen for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years 2004 and 2003 were $7,000 (estimated) and $5,175, respectively.

Audit-Related Fees

There were no other fees billed by Madsen during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

No professional services were rendered by Madsen for tax compliance services in fiscal years 2004 and 2003.

All Other Fees

There were no other fees billed by Madsen during the last two fiscal years for products and services provided by Madsen.

GLOSSARY OF CERTAIN TERMS

You may find the following definitions helpful in your reading of this report.

  Cash Operating Costs -- Includes all direct and indirect operating cash costs incurred ateach operating mine, excluding royalties and mine production taxes.
  Mineralized Material -- A mineralized body which has been delineated by appropriatelyspaced drilling and/or underground sampling to support a sufficient tonnage and averagegrade of metals.
  Ore -- A mixture of valuable minerals and gangue (valueless minerals) from which atleast one of the minerals or metals can be extracted at a profit.
  Orebody -- A continuous, well-defined mass of material of sufficient ore content to makeextraction economically feasible.
  Probable Reserves -- Reserves for which quantity and grade and/or quality are computedfrom information similar to that used for Proven reserves, but the sites for inspection,sampling and measurement are farther apart or are otherwise less adequately spaced. Thedegree of assurance, although lower than that for Proven reserves, is high enough toassume continuity between points of observation.
  Proven Reserves -- Reserves for which (a) quantity is computed from dimensionsrevealed in outcrops, trenches, workings or drill holes; grade and/or quality are computedfrom the results of detailed sampling, and (b) the sites for inspection, sampling andmeasurement are spaced so closely and the geologic character is so well-defined that size,shape, depth and mineral content of reserves are well-established.
  Reserves -- That part of a mineral deposit which could be economically and legallyextracted or produced at the time of the reserve determination.
  Sediment Hosted Disseminated Gold Deposits -- Low grade occurrences of gold whichare hosted by clastic sedimentary rocks generally consisting of sandstone, limestone,dolomite or siltstone or any combination thereof in any given deposit. Normally goldgrades are low (i.e.: .02 to .08 ounces per ton) and are usually developed by open pitmining methods.
  Total Cash Costs -- Includes all direct and indirect operating cash costs incurred at eachoperating mine.
  Total Production Costs -- Includes total cash costs, as defined, plus depreciation,depletion, amortization and reclamation accruals relating to each operating mine.
  Unpatented Mining Claim -- A parcel of property located on federal lands pursuant to theGeneral Mining Law and the requirements of the state in which the unpatented claim islocated, the paramount title of which remains with the federal government. The holder ofa valid, unpatented lode- mining claim is granted certain rights including the right toexplore and mine such claim under the General Mining Law.
  Volcanic Hosted Disseminated Hot Springs Gold Mineralized Material -- Materialcontaining small particles of gold, emplaced through ancient hot spring activity,randomly distributed throughout a large volume of volcanic rock, commonly rhyolitic incomposition. Similar to the sediment hosted disseminated gold deposits, gold grades arenormally low (i.e.: .02 to .08 ounces per ton) and are usually developed by open pit mining methods. Usually, these deposits are associated with epithermal quartz-adularia veins which have acted as a source for the gold.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUINCY GOLD CORP.

Date: August 10, 2004	By:	/s/ Daniel Farrell

Daniel T. Farrell
President, Principal Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Principal Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 10, 2004	By:	/s/ Daniel Farrell

Daniel T. Farrell
President, Principal Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Principal Financial Officer and Director

Date: August 10, 2004	By:	/s/ George Cole

George Cole
Director

Date: August 10, 2004	By:	/s/ John Cullen

John Cullen
Director