Form 10QSB/A
period 2003-07-31
QUINCY GOLD CORP.
filed 2004-08-13
CIK 1092619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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
(Issuer’s telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Class	Outstanding as of July 31, 2003
Common Stock, $0.001 per share	16,903,083

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Quincy Resources Inc. (an exploration stage company) and subsidiary at July 31, 2003 and April 30, 2003 and the consolidated statement of operations and consolidated statement of cash flow for the three months ended July 31, 2003 and 2002, and for the period from May 5, 1999 (date of inception) to July 31, 2003 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended July 31, 2003, are not necessarily indicative of the results that can be expected for the year ending April 30, 2004.

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	July 31, 2003	April 30, 2003
	(Unaudited)	(Audited)
ASSETS	$	$

Cash	872	58,868
Database - net of amortization (note 6)	10,223	10,599

TOTAL ASSETS	11,095	69,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIT)

CURRENT LIABILITIES

Due to a related party	314	1,814
Accounts payable and accrued liabilities	26,017	20,507

Total Current Liabilities	26,331	22,321

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock
200,000,000 shares authorized, at $0.001 par
value; 16,903,083 shares issued and
outstanding	16,903	16,903
Capital in excess of par value	211,053	211,053
Deficit accumulated during the exploration
stage
	(243,192)	(180,810)

Total Stockholders’ Equity (Deficit)	(15,236)	47,146

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	11,095	69,467

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Inception to
	July 31, 2003	July 31, 2002	July 31, 2003
	$	$	$

SALES	0	0	0

GENERAL AND
ADMINISTRATIVE
EXPENSES:

Accounting	10,514	1,000	32,835
Amortization	376	0	869
Bank charges	201	32	976
Consulting	4,500	0	5,500
Edgar filing fees	284	0	4,327
Geology reporting	11,206	0	13,156
Incorporation costs	0	0	670
Legal fees	14,143	0	53,323
Executive compensation	4,500	1,500	30,000
Office	660	25	3,873
Rent	730	900	12,430
Staking fees and exploration costs	6,257	0	41,866
Telephone	1,580	300	6,145
Transfer agent	63	195	9,751
Travel and promotion	7,368	0	27,471

NET LOSS	62,382	3,952	243,192

NET LOSS PER COMMON
SHARE
Basic	$-	$-	$-

AVERAGE OUTSTANDING
SHARES
Basic	16,903,083	10,026,500

(Diluted loss per share has not been presented as the result is anti-dilutive.)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUINCY RESOURCES INC. (and Subsidiary)
(Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
	Three Months	Three Months
	Ended	Ended	Inception to
	July 31, 2003	July 31, 2002	July 31, 2003
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(62,382)	$(3,952)	$(243,192)
Adjustments to reconcile net loss to
net cash provided by operating
activities:
Capital contribution - expense	0	2,700	38,400
Amortization	376	0	869
Increase in accounts payable	5,510	1,077	26,017

Net cash from operations	(56,496)	(175)	(177,906)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from stock issuances	0	0	141,464
Advance from a related party	(1,500)	150	37,314
Net cash from financing activities	(1,500)	150	178,778

Net Increase (Decrease) in Cash	(57,996)	(25)	872

Cash at Beginning of period	58,868	41	0

CASH AT END OF PERIOD	872	16	872

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

The Company is in the exploration stage and will continue to be in the exploration stage until the Company achieves significant revenues from operations. In an exploration stage company, management devotes most of its activities in acquiring and developing mineral properties. The ability of the Company to emerge from the exploration stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee that the Company will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and the Company may not be able to obtain such financing on terms which are satisfactory to the Company. There is substantial doubt regarding the Company's ability to continue as a going concern.

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

b) Fiscal Year
The Company's fiscal year end is April 30.

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

l) Recent Accounting Pronouncements
In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company does not expect adoption of this standard to have a material effect on the Company’s results of operations or financial position.

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

		Common Stock	Capital in Excess of	Accumulated
			Par Value	Deficit
	Shares	$	$	$
Balance April 30,
2002	10,026,500	10,027	35,023	(64,826)
Issuance of common
stock for cash @
$0.15	533,333	533	79,467
Issuance of common
stock for a data base
(note 6)	6,000,000	6,000	5,092
Contributions to
capital expenses –
related parties			6,000
Issuance of common
stock for cash at
$0.25 – April 2003	195,250	195	48,618
Issuance of common
stock for payment of
debt at $0.25 – April
2003	148,000	148	36,852
Net loss for the year
ended April 30, 2003				(115,984)
Net loss for the
period ended July 31,
2003				(62,382)
Balance July 31, 2003
	16,903,083	16,903	211,053	(243,192)

Warrants
There are 266,667 common share purchase warrants outstanding to purchase 266,667 common shares at $0.25 per share, these warrants expire between November 30, 2003 to January 10, 2004. Subsequent to July 31, 2003, 75,000 of these warrants were exercised for total proceeds of $18,750.

5. RELATED PARTY TRANSACTIONS / BALANCES

The present officer-director of the Company who holds 24.5% of the Company’s common stock charged $4,500 for the three month period ended July 31, 2003. In August of 2003 this related party advanced $25,000 to the Company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We will continue to be in the exploration stage until we achieve significant revenues from operations. In an exploration stage company, management devotes most of its activities in acquiring and developing mineral properties. Our ability to emerge from the exploration stage with respect to our planned principal business activity is dependent upon our ability to attain profitable operations. There is no guarantee that we will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds may be required to complete the acquisition or participation, and we may not be able to obtain such financing on terms which are satisfactory to us. There is substantial doubt regarding our ability to continue as a going concern. Management’s plans for our continuation as a going concern include financing our operations through sales of our unregistered common stock. If we are not successful with our plans, investors could then lose all or a substantial portion of their investment.

Management’s Plan of Operation

When used in this discussion, the words “believe”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of factors which affect our business, in this report, as well as our periodic reports on Forms 10-KSB and 10-QSB filed with the Securities and Exchange Commission.

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

The purchase price for the Atlas Database of 6,000,000 shares of our common stock was determined through arm’s length negotiations between ourselves and Platoro.

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

Pursuant to the terms of the Agreement and Plan of Merger we have granted Platoro the option to repurchase from us the Atlas Database on an “as is, where is” basis, provided that (i) during the 365 day period prior to the exercise of the option we have not made commercial use of the Atlas Database and (ii) we have no commercially reasonable plans for use of the Atlas Database. The exercise price of the option is payment by 6,000,000 shares of our common stock. Accordingly, the option exercise price is the same as the purchase price. In the event that we sell the Atlas Database to an arm’s length third party the option granted to Platoro will terminate.

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

Under the lease agreement, we are required to spend the following amounts on exploration and assessment work:

- $25,000 during the 12 month period ended July 31, 2005
- $25,000 during the 12 month period ended July 31, 2006
- $50,000 during the 12 month period ended July 31, 2007
- $50,000 during the 12 month period ended July 31, 2008
- $50,000 during the 12 month period ended July 31, 2009
- $100,000 during the 12 month period ended July 31, 2010 and each July 31 thereafter as long as the agreement is in effect.

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

Total liabilities as of July 31, 2003 were $26,331 as compared to $22,321 at April 30, 2003.

Net cash used in operating activities in the three-month period ended July 31, 2003 was $56,496 compared to $175 in the three-month period ended July 31, 2002. Net cash from financing activities in the three-month period ended July 31, 2003 was $1,500 (2002 - $150). The increases are attributable to the increase in our business activities, as we were dormant in the previous period.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Amended Exhibits required to be attached by Item 601 of Regulation S-B are listed below and are incorporated herein by this reference.

Exhibit 31.1 Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINCY RESOURCES INC.

August 11, 2004

/s/ Daniel Farrell
Daniel Farrell
President, Chief Financial Officer, Secretary and Director