Form 10QSB/A
period 2004-01-31
QUINCY GOLD CORP.
filed 2004-08-13
CIK 1092619

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

ITEM 4.     CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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