Form 10KSB/A
period 2004-04-30
QUINCY GOLD CORP.
filed 2004-08-13
CIK 1092619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

QUINCY GOLD CORP.

Date: August 13, 2004	By:	/s/ Daniel Farrell

Daniel T. Farrell
President, Principal Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Principal Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2004	By:	/s/ Daniel Farrell

Daniel T. Farrell
President, Principal Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, Principal Financial Officer and Director

Date: August 13, 2004	By:	/s/ George Cole

George Cole
Director

Date: August 13, 2004	By:	/s/ John Cullen

John Cullen
Director