Form 10QSB
period 2004-07-31
QUINCY GOLD CORP.
filed 2004-09-14
CIK 1092619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 000-31501

QUINCY GOLD CORP.
(Exact name of small business issuer as specified in charter)

Nevada	98 0218264
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

309 Centre Street
Hancock MI, 49930 2107
(Address of principal executive offices) (Zip Code)

906 482 4695
(Issuers telephone number)

N/A
(Former name, address, and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.   Yes ☒     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuers classes of common equity, as of the last practicable date.

Class	Outstanding as of September 1, 2004
Common Stock, $0.001 per share	22,626,670

Transitional Small Business Disclosure Format (Check one):   Yes ☐      No ☒

PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Quincy Gold Corp. (an exploration stage company) and subsidiary at July 31, 2004 and April 30, 2004 and the consolidated statement of operations and consolidated statement of cash flow for the three months ended July 31, 2004 and 2003, and for the period from May 5, 1999 (date of inception) to July 31, 2004 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended July 31, 2004, are not necessarily indicative of the results that can be expected for the year ending April 30, 2005.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED BALANCE SHEET

	July 31, 2004	April 30, 2004
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSETS

Cash	1,472,657	1,965,159

OTHER ASSETS

Database – net of amortization	8,723	9,098
Other Receivables	6,407	2,475
	15,130	11,573
	1,487,787	1,976,732

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Account payable - related parties	8,013	58,035
Accounts payable	-	87,837
Total Current Liabilities	8,013	145,872

STOCKHOLDERS' EQUITY

Common stock 200,000,000 shares authorized, at $0.001 par value;
22,626,670 shares issued and outstanding	22,627	22,627
Capital in excess of par value	3,031,225	3,031,225
Deficit accumulated during the exploration stage	(1,574,078)	(1,222,992)
Total Stockholders' Equity	1,479,774	1,830,860

	1,487,787	1,976,732

The accompanying notes are an integral part of these financial statements.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Inception
	ended	ended	to
	July 31, 2004	July 31, 2003	July 31, 2004
	$	$	$

Revenue	-	-	-
Administrative expenditures
Accounting	7,000	10,514	55,382
Bank charges	645	201	2,331
Consulting	37,983	4,500	329,568
Edgar filing fees	1,724	284	11,664
Incorporation costs	-	-	670
Legal fees	21,394	14,143	162,681
Financing fees	-	-	20,000
Management fees	30,000	4,500	98,000
Office	9,734	660	27,572
Rent	5,072	730	22,786
Exploration	158,329	17,463	543,903
Telephone	2,949	1,580	15,490
Shareholder information	30,436	63	136,314
Travel & promotion	45,445	7,368	142,236
	350,711	62,006	1,568,597
Amortization of database	375	376	2,369
Net loss	351,086	62,382	1,574,078
Deficit - beginning of period	1,222,992	180,810	-
Deficit - end of period	1,574,078	243,192	1,574,078

Net Loss Per Common Share - basic	$0.015	$0.01
Average Outstanding Shares - Basic	22,626,670	16,903,083

(Diluted loss per share has not been presented as the result is anti-dilutive)

The accompanying notes are an integral part of these financial statements.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period May 5, 1999 (Date of Inception) to July 31, 2004
(Unaudited)

	Common Stock
	Shares	Amount	Capital in	Accumulated
			Excess of	Deficit
			Par Value
		$	$	$
Balance May 5, 1999 (date of inception)
Issuance of common stock for cash at $0.001 -	4,000,000	4,000	-	-
June 17, 1999
Issuance of common stock for cash at $0.001 -	6,000,000	6,000	-	-
July 26, 1999
Issuance of common stock for cash at $0.10 -	26,500	27	2,623	-
August 15, 1999
Contributions to capital - expenses - related	-	-	10,800	-
parties
Net operating loss for the period May 5, 1999 to	-	-	-	(24,058)
April 30, 2000
Contributions to capital - expenses - related	-	-	10,800	-
parties
Net operating loss for the year ended April 30,	-	-	-	(17,862)
2001
Contributions to capital - expenses - related	-	-	10,800	-
parties
Net operating loss for the year ended April 30,	-	-	-	(22,906)
2002
Issuance of common stock for cash at $0.15 -	533,333	533	79,468	-
November 2002 & January 2003
Issuance of common stock for purchase of	6,000,000	6,000	5,092	-
subsidiary - Note 5
Issuance of common stock for cash at $0.25 -	195,250	195	48,618	-
April 2003
Issuance of common stock for payment of debt -	148,000	148	36,852	-
at $0.25 - April 10, 2003
Contribution to capital - expenses - related parties	-	-	6,000	-
Net operating loss for the year ended April 30,	-	-	-	(115,984)
2003
Issuance of common stock for cash at $0.25 -	2,573,587	2,574	640,822	-
2003-2004
Issuance of common stock for expenses at $0.25	50,000	50	12,450	-
Issuance of common stock for cash at $0.70 -	3,100,000	3,100	2,166,900	-
March 2004
Net operating loss for the year ended April 30,	-	-	-	(1,042,182)
2004
Net operating loss for the three month period	-	-	-	(351,086)
ended July 31, 2004
Balance July 31, 2004	22,626,670	22,627	3,031,225	(1,574,078)

The accompanying notes are an integral part of these financial statements.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	Inception
	ended	ended	to
	July 31, 2004	July 31, 2003	July 31, 2004
	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(351,086)	(62,382)	(1,574,078)

Adjustments to reconcile net loss to net cash
provided by operating activities

Amortization	375	376	2,369
Change in other receivables	(3,932)	-	(6,407)
Change in accounts payable	(87,837)	5,510	45,013
Capital contributions - expenses - related parties	-	(1,500)	38,400
Issuance of common capital stock for expenses	-	-	12,500

Net Change in Cash From Operations	(442,480)	(57,996)	(1,482,203)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	2,954,860
Change in Accounts Payable – Related Party	(50,022)	-	-
Net Change in Cash	(492,502)	(57,996)	1,472,657

Cash at Beginning of Period	1,965,159	58,868	-
Cash at End of Period	1,472,657	872	1,472,657

SCHEDULE OF NONCASH OPERATING ACTIVITIES

Capital contributions - expenses - related parties	-	-	38,400
Issuance of 50,000 common shares for property expenses	-	-	12,500

The accompanying notes are an integral part of these financial statements.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2004
(Unaudited)

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On July 31, 2004 the Company had a net operating loss carry forward of $1,574,078. The tax benefit of approximately $472,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not been able to project an estimated future operating profit. The net operating loss expires starting 2015 through 2025.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2004
(Unaudited)

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

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2004
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Key Employee Stock Option Plan

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

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
July 31, 2004
(Unaudited)

4. ACQUISITION OF MINERAL LEASES - continued

Silver Bow Property

In February, 2003 the Company optioned 73 unpatented lode mining claims in Nye County, Nevada known as the Silver Bow Property. The terms of the option provide for advanced royalty payments totaling $165,000 by the fifth anniversary date as follows:

$10,000 upon signing (paid)
$15,000 on the 1st anniversary (paid)
$20,000 on the 2nd anniversary
$30,000 on the 3rd anniversary
$40,000 on the 4th anniversary
$50,000 on the 5th anniversary and yearly thereafter

The vendors maintain a 3% Net Smelter Return (NSR) royalty in the property. The Company has the right to purchase two thirds of the NSR for $1,500,000 and the final third for an additional $2,000,000.

Lantern Property

On July 31, 2003, the Company entered into a mining lease with Newmont Mining Corporation for patented fee land totaling 1,123 acres, and also received a quit claim deed for 340 acres consisting of 22 unpatented mining claims. The property is known as the Lantern Property. Platoro West Incorporated, a corporation controlled by William Sheriff, one of the Company's shareholders, is also a party to the Mining Lease.

Under the lease agreement the Company is required to spend $25,000 on exploration and assessment work during each of the years ended July 31, 2005 and 2006, $50,000 during each of the years ended July 31, 2007 through 2112 and $100,000 each year after that. The lease is subject to a maximum 4% NSR.

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
July 31, 2004
(Unaudited)

4. ACQUISITION OF MINERAL LEASES - continued

Quartz Mountain Property - continued

The terms of the agreement includes payments of cumulative exploration expenditures totaling $1,500,000 on or before October 15, 2008 with the following minimum payments:

$100,000 by October 15, 2004 (paid), an additional $150,000 by October 15, 2005, an additional $250,000 by October 15, 2006, and the balance the of $1,000,000 by October 15, 2008, and the issuance of 50,000 shares of common capital stock (completed), and 200,000 shares within 30 days of satisfying the expenditures described above.

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
July 31, 2004
(Unaudited)

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
July 31, 2004
(Unaudited)

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

7. 2003 KEY EMPLOYEE STOCK OPTION PLAN

The Company established a 2003 Key Employee Stock Option Plan on October 15, 2003 and has issued 1,670,000 options on December 3, 2003, and 225,000 options on January 13, 2004, with an expiration date of December 3, 2008, to selected officers-directors and consultants, to purchase an equal number of common shares, which can be purchased by the option holder after the vesting periods. 1,670,000 of the options have an option price of $.25 and vest one fourth on January 1, 2004, one fourth on July 1, 2004, one fourth on January 1, 2005, and one fourth on July 1, 2005. 225,000 of the options have an option price of $.67, which was amended to $.45 on June 15, 2004, and vest one fourth on July 13, 2004, one fourth on January 13, 2005, one fourth on July 13, 2005, and one fourth on January 13, 2006. The trading value of the shares on December 3, 2003 was $.25 and on January 13, 2004 a value of $.59. None of the options had been exercised by the July 31, 2004.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2004
(Unaudited)

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

The Company applies the intrinsic value method in accounting for its stock based compensation plan. If the Company had measured compensation under the fair value based method for stock options the net operating loss and loss per share amounts for the period ended July 31, 2004 would have been as follows:

$
Net loss as reported	(351,086)
Stock based employee compensation expense	(35,000)
Net pro-forma loss	(386,086)

Net loss per common share
as reported	$(0.015)
pro-forma	$(0.017)

8. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company has paid consultant and management fees of $92,339 for the last quarter.

9. COMMITMENTS

On July 1, 2004, the Company retained the services of an investor relations firm for a period of twelve months ending June 30, 2005. The Company is required to pay to $5,000 per month over the term (for a total of $60,000) and has also agreed to issue an option to acquire a total of 375,000 common shares at a price of $0.40 per share until June 30, 2009.

On June 17, 2004 the Company retained the services of another investor relation firm for a period of twelve months ending June 16, 2005. The Company paid a one time payment of $5,000 and has also agreed to give an option to acquire 50,000 shares of the Company's common stock at a price of $0.40 per share until June 16, 2005.

10. SUBSEQUENT EVENTS

The Company signed a letter of agreement pursuant to which it was granted an option to acquire up to a 100% interest in the Rattlesnake Hills and Lewiston Properties in Natrona and Fremont Counties in central Wyoming.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2004
(Unaudited)

7. SUBSEQUENT EVENTS - continued

As consideration for the options, the Company is committed to make cash payments in the amount of $50,000 and issue 100,000 shares by March 2005. In order to exercise the options in full, the Company is required to spend $5,000,000 on the exploration and development of the Rattlesnake Hills Property and $1,000,000 on the exploration and development of the Lewiston Property, respectively.

The Company is also required to issue 50,000 shares (to a maximum of one million shares) for every $500,000 of exploration expenditures completed to a maximum of five million dollars. Both properties are subject to a 3% NSR and the Rattlesnake Hills Property is subject to an additional 4% NSR.

The Company has signed an engagement letter with a broker-dealer for a best efforts financing of up to Cdn$ 5,000,000 worth of Units priced at Cdn$ 0.60 per unit. Each Unit will consist of one share of the Company's common stock and one half of one share purchase warrant. Each whole warrant will be exercisable into one common share at a price of Cdn$ 0.75 for a period of eighteen months. The proceeds of the financing are to be utilized to fund the exploration and delineation of the Company's exploration projects in Oregon and Nevada and for general working capital purposes. Closing of the financing is subject to certain conditions, including a minimum of Cdn$ 3,000,000 being raised and the listing of the company's common shares on the TSX Venture Exchange.

ITEM 2.     MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

We were incorporated in the State of Nevada on May 5, 1999 with an authorized capital of 200,000,000 shares of common stock, par value $0.001 as "Quincy Resources Inc." On July 7, 2004 we changed our name to "Quincy Gold Corp." We own several mineral properties as well as a natural resource mineral database. Our business office is located at 309 Center Street, Hancock, MI 49930. Our telephone number is (906) 370-4695.

We were organized for the purpose of acquiring and developing mineral properties. We own interests in seven sets of mineral claims: the Silver Bow Property, the AG Property, the Lantern Property, the Quartz Mountain Property, the Empire Property, the Miller Property and the Seven Troughs Property and have recently agreed to acquire two additional sets of mineral claims, the Rattlesnake Hills Property and the Lewiston Property.

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

The following discussion and analysis explains the major factors affecting our financial condition. The following discussion of our financial condition and plan of operations should be read along with the financial statements and notes to the financial statements included elsewhere in this quarterly report.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

None of our properties has commenced commercial production and we have no history of earnings or cash flow from our operations. None of our properties has any known reserves and any proposed program by us is exploratory in nature. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties, there is no assurance that any such activity will generate funds that will be available for operations.

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

Results of Operations – Three Months ended July 31, 2004

We did not earn any revenues during the three month period ended July 31, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We have incurred operating expenses in the amount of $1,574,078 for the period from inception on May 5, 1999 to April 30, 2004. These operating expenses included: (a) exploration expenses of $543,903; (b) consulting fees of $329,568; (c) legal and accounting fees of $218,063; (d) shareholder communication costs of $136,314; (e) travel and promotional expenses of $142,236; and (f) executive compensation expenses of $98,000.

We incurred a loss in the amount of $1,574,078 for the period from inception on May 5, 1999 to July 31, 2004. For the three month period ended July 31, 2004 only, we incurred a loss of $351,086 as compared to a loss of $62,382 for the three month period ended July 31, 2003. Our loss for the current period was attributable to exploration expenses ($158,329), consulting fees ($37,983), legal and accounting fees ($28,394), shareholder communication costs ($30,436), travel and promotional expenses ($45,445), and executive compensation expenses ($30,000). The increase in loss was attributed solely to the increased expenses incurred as a result of our increased business activity.

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

At July 31, 2004 we had cash of $1,472,657 and working capital of $1,464,644. We believe that we currently have sufficient working capital to pay our administrative and general operating expenses through December 2004 and to complete our exploration program on the Quartz Mountain Property.

We have also executed an Engagement Letter with a broker-dealer pursuant to which we have appointed the broker-dealer as our agent to sell, on a reasonable efforts basis and by way of private placement, up to CAD$5,000,000 worth of units at a price of CAD$0.60 per unit, each unit consisting of one share and one half of one warrant. Each whole share purchase warrant will be exercisable into one common share at a price of CAD$0.75 for a period of eighteen months. The proceeds of the financing are to be utilized to fund the exploration and delineation of our exploration projects in Oregon and Nevada and for general working capital purposes. Closing of the financing is subject to certain conditions, including a minimum of CAD$3,000,000 being raised and the listing of our common shares on the TSX Venture Exchange.

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

Properties

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

The Quartz Mountain Property is located in the Fremont National Forest in south-central Oregon approximately 30 miles west-northwest of the town of Lakeview on Oregon State Highway 140.

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

Pursuant to the terms of the Mining Lease and Agreement we have also agreed with Nevada Contact Inc. that, in the event we locate any additional unpatented mining claims within an "Area of Interest" surrounding the Empire Property, such claims will be subject to the Mining Lease and Agreement. The "Area of Interest" extends 2,640 feet from the exterior perimeter of the Empire Property.

The Empire Property (formerly known as the War Eagle Property) is located in Owyhee County in the southwest corner of the state of Idaho approximately 50 miles in a straight line southwest of the city of Boise.

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

The Miller Property is located in Esmeralda County in the southwestern portion of the State of Nevada, approximately 13 miles in a straight line, west of the town of Tonopah located at the intersection of U.S. Routes 6 and 95.

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

The Seven Troughs Property consists of three sets of claims as follows:

  34 patented lode mining claims (6 of which are subject to a 1.5% net smelter returns royalty) and 8 unpatented lode mining claims situate in Sections 12, 13, 23-26, 35 and 36, Township 30 North, Range 2 8East, and Section 7 and 19, Township 30 North, Range 29 East, MDB&M, Pershing County, State of Nevada (the "Owned Claims");

  5 patented lode mining claims situate in Sections 25 and 36, Township 30 North, Range 28 East, MDB&M, Pershing County, State of Nevada which are subject to the Option and Purchase Agreement dated effective April 15, 1999, between Western United Mines, Inc., a Utah corporation, and Seven Troughs Joint Venture, a Nevada Joint Venture among Franco-Nevada Mining Corporation, Inc. and Euro-Nevada Mining Corporation, Inc. (the "Optioned Claims"); and

  Subleased 76 unpatented and 64 patented lode mining claims and leased 162 unpatented claims situate in Sections 12, 13, 23-26, 35 and 36, Township 30 North, Range 28 East; and Sections 18, 19, 30 and 31 of Township 40 North, Range 29 East, MDB&M, Pershing County, State of Nevada which are subject to the Mining Lease (Long Form) dated December 31, 1975, between Slash, Inc., a Nevada corporation, and John

M. Robinson; and to the Robinson Seven Troughs Mineral Lease and Sublease Agreement dated as of January 1, 1999, between John M. Robinson and Seven Troughs Joint Venture, a Nevada Joint Venture among Franco-Nevada Mining Corporation, Inc. and Euro-Nevada Mining Corporation, Inc. (the "Leased Claims").

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

The Seven Troughs Property is located in Pershing County in the northwestern portion of the state of Nevada approximately 32 miles by road northwest of the town of Lovelock, located on Interstate Highway No. 80, about midway between the city of Reno and the town of Winnemucca.

Rattlesnake Hills and Lewiston Properties

Pursuant to the terms of a binding letter agreement dated August 18, 2004 with Bald Mountain Mining Co. ("Bald Mountain") we acquired options to earn up to a 100% interest in each of the Rattlesnake Hills and Lewiston Properties, subject to a 3% NSR in favor of Bald Mountain. We are also required to maintain the Rattlesnake Hills and Lewiston Properties in good standing during the currency of the agreement and to pay the obligations of Bald Mountain to the underlying owner of the Rattlesnake Hills Property.

As consideration for the granting of the options, we have agreed to pay to Bald Mountain the sum of $50,000 and issue to Bald Mountain 100,000 shares of our common stock. The letter agreement contemplates that we enter into a definitive agreement. The option consideration is to be paid as follows: $35,000 and 50,000 shares on execution of the definitive agreement and $15,000 and 50,000 shares six months from the anniversary date of the definitive agreement.

In order to exercise our option to acquire the Rattlesnake Hills Property, we are required to spend a total of $5,000,000 on exploration of the property over the five years from date of the definitive agreement as follows:

  $150,000 on or before the first anniversary of the definitive agreement;
  $350,000 on or before the second anniversary of the definitive agreement;
  $500,000 on or before the third anniversary of the definitive agreement;
  $1,000,000 on or before the fourth anniversary of the definitive agreement; and
  $3,000,000 on or before the fifth anniversary of the definitive agreement.

We will earn an incremental interest in the Rattlesnake Hills Property of 10% for each $500,000 expended on exploration of the Rattlesnake Hills Property.

In order to exercise our option to acquire the Lewiston Property, we are required to spend a total of $1,000,000 on exploration of the property over the four years from date of the definitive agreement as follows:

  $100,000 on or before the first anniversary of the definitive agreement;

  $150,000 on or before the second anniversary of the definitive agreement;
  $250,000 on or before the third anniversary of the definitive agreement; and
  $500,000 on or before the fourth anniversary of the definitive agreement.

We will earn an incremental interest in the Lewiston Property of 10% for each $100,000 expended on exploration of the Lewiston Property.

Pursuant to mining lease under which Bald Mountain acquired the Rattlesnake Hills Property, Bald Mountain is required to pay a 4% NSR to the owners of the property, with an annual advance royalty payment of $20,000 and to maintain the property in good standing. We have agreed to assume these obligations during the currency of our agreement with Bald Mountain.

The Rattlesnake Hills Property is located approximately 45 miles west-southwest of Casper, in Natrona County, Wyoming. The Lewiston Property is located in Fremont County, Wyoming.

Forward Looking Statements

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

ITEM 3.     CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 17, 2004 we granted to options to acquire 375,000 shares of the our common stock at a price of $0.40 per share until June 16, 2009 to Michael Baybak and Associates of La Canada, California pursuant to the terms of an Investor Relations Service Agreement. These securities were issued in reliance upon the exemption from registration provided by s. 4(2) of the Securities Act.

On July 1, 2004 we granted to options to acquire 50,000 shares of our common stock at a price of $0.40 per share until June 30, 2005 to Acamar Asia Consultants Inc. of Vancouver, British Columbia pursuant to the terms of a Consulting Agreement. These securities were issued in reliance upon the exemption from registration provided by

Regulation S as the purchaser was not a U.S. Person as that term is defined in Regulation S.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

No report is required.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation SB are listed below and are incorporated herein by this reference.

31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINCY GOLD CORP.

/s/ Daniel T. Farrell
Daniel T. Farrell
President, Chief Executive Officer
Date: September 14, 2004

/s/ James N. Fairbairn
James N. Fairbairn
Chief Financial Officer
Date: September 14, 2004