Form 10QSB
period 2004-10-31
QUINCY GOLD CORP.
filed 2004-12-17
CIK 1092619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 000-31501

QUINCY GOLD CORP.
(Exact name of small business issuer as specified in charter)

Nevada	98 0218264
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

309 Center Street
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Class	Outstanding as of November 1, 2004
Common Stock, $0.001 per share	22,676,670

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Quincy Gold Corp. (an exploration stage company) and subsidiary at October 31, 2004 and April 30, 2004 and the consolidated statement of operations and consolidated statement of cash flow for the three and six months ended October 31, 2004 and 2003, and for the period from May 5, 1999 (date of inception) to October 31, 2004 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended October 31, 2004, are not necessarily indicative of the results that can be expected for the year ending April 30, 2005.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED BALANCE SHEET

	October 31, 2004	April 30, 2004
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSETS

Cash	415,059	1,965,159

OTHER ASSETS

Database – net of amortization	8,348	9,098
Other Receivables	-	2,475
	8,348	11,573
	423,407	1,976,732

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Account payable - related parties	31,574	58,035
Accounts payable	140,220	87,837
Total Current Liabilities	171,794	145,872

STOCKHOLDERS' EQUITY

Common stock 200,000,000 shares authorized, at $0.001 par
value;
22,626,670 shares issued and outstanding	22,677	22,627
Capital in excess of par value	3,055,925	3,031,225
Deficit accumulated during the exploration stage	(2,826,989)	(1,222,992)
Total Stockholders’ Equity	251,613	1,830,860

	423,407	1,976,732

The accompanying notes are an integral part of these financial statements.

     QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Inception
	ended	ended	ended	ended	to
	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003	October 31, 2004
	$	$	$	$	$

Revenue	-	-	-	-	-
Administrative expenditures
Accounting	22,873	3,860	29,873	14,374	78,255
Bank charges	582	281	1,227	482	2,913
Consulting	34,390	19,000	72,373	23,500	333,467
Edgar filing fees	3,767	971	5,491	1,255	15,431
Incorporation costs	-	-	-	-	670
Legal fees	39,534	44,081	60,928	58,224	202,215
Financing fees	-	-	-	-	20,000
Management fees	50,000	8,000	80,000	12,500	148,000
Office	49,121	1,899	58,855	2,559	79,805
Rent	6,724	773	11,796	1,503	29,510
Exploration	958,594	57,697	1,116,923	75,160	1,532,988
Telephone	4,612	1,436	7,561	3,016	20,102
Shareholder information	57,175	375	87,611	438	193,489
Travel & promotion	25,164	14,810	70,609	22,178	167,400
	1,252,536	153,183	1,603,247	215,189	2,824,245
Amortization of database	375	375	750	751	2,744
Net loss	1,252,911	153,558	1,603,997	215,940	2,826,989
Deficit - beginning of period	1,574,078	243,192	1,222,992	180,810	-
Deficit - end of period	2,826,989	396,750	2,826,989	396,750	2,826,989

Net Loss Per Common Share -	$0.06	$0.01	$0.07	$0.01
Basic
Average Outstanding Shares -	22,628,893	16,965,307	22,627,769	16,965,307
Basic

(Diluted loss per share has not been presented as the result is anti-dilutive)

The accompanying notes are an integral part of these financial statements.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period May 5, 1999 (Date of Inception) to October 31, 2004
(Unaudited)

	Common Stock
	Shares	Amount	Capital in	Accumulated
			Excess of	Deficit
			Par Value
		$	$	$
Balance May 5, 1999 (date of inception)
Issuance of common stock for cash at $0.001 -	4,000,000	4,000	-	-
June 17, 1999
Issuance of common stock for cash at $0.001 -	6,000,000	6,000	-	-
July 26, 1999
Issuance of common stock for cash at $0.10 -	26,500	27	2,623	-
August 15, 1999
Contributions to capital - expenses - related	-	-	10,800	-
parties
Net operating loss for the period May 5, 1999 to	-	-	-	(24,058)
April 30, 2000
Contributions to capital - expenses - related	-	-	10,800	-
parties
Net operating loss for the year ended April 30,	-	-	-	(17,862)
2001
Contributions to capital - expenses - related	-	-	10,800	-
parties
Net operating loss for the year ended April 30,	-	-	-	(22,906)
2002
Issuance of common stock for cash at $0.15 -	533,333	533	79,468	-
November 2002 & January 2003
Issuance of common stock for purchase of	6,000,000	6,000	5,092	-
subsidiary - Note 5
Issuance of common stock for cash at $0.25 -	195,250	195	48,618	-
April 2003
Issuance of common stock for payment of debt -	148,000	148	36,852	-
at $0.25 - April 10, 2003
Contribution to capital - expenses - related parties	-	-	6,000	-
Net operating loss for the year ended April 30,	-	-	-	(115,984)
2003
Issuance of common stock for cash at $0.25 -	2,573,587	2,574	640,822	-
2003-2004
Issuance of common stock for property payment at $0.25	50,000	50	12,450	-
Issuance of common stock for cash at $0.70 -	3,100,000	3,100	2,166,900	-
March 2004
Net operating loss for the year ended April 30,	-	-	-	(1,042,182)
2004
Issuance of common stock for property payment at $0.495	50,000	50	24,700
Net operating loss for the six month period ended	-	-	-
October 31, 2004				(1,603,997)
Balance October 31, 2004	22,676,670	22,677	3,055,925	(2,826,989)

The accompanying notes are an integral part of these financial statements.

     QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Inception
	ended	ended	ended	ended	to
	October 31,	October 31,	October	October	July 31,
	2004	2003	31, 2004	31, 2003	2004
	$	$	$	$	$

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	(1,252,911)	(153,558)	(1,603,997)	(215,940)	(2,826,989)

Adjustments to reconcile net loss to net cash
provided by operating activities

Amortization	375	375	750	751	2,744
Change in other receivables	6,407	-	2,474	-	-
Change in accounts payable	140,220	32,171	52,383	37,681	208,794
Capital contributions - expenses - related	-	-	-	-	38,400
parties
Issuance of common stock for property	24,750	12,500	24,750	12,500	37,250
payments			-
Net Change in Cash From Operations	(1,081,159)	(108,512)	(1,523,640)	(165,008)	(2,539,801)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock	-	560,417	-	560,417	2,954,860
Change in Accounts Payable – Related Party	23,561	28,125	(26,460)	26,625	-
Net Change in Cash	(1,057,598)	480,030	(1,550,100)	422,034

Cash at Beginning of Period	1,472,657	872	1,965,159	58,868	-
Cash at End of Period	415,059	480,902	415,059	480,902	415,059

SCHEDULE OF NONCASH
OPERATING ACTIVITIES

Capital contributions - expenses - related	-		-		38,400
parties
Issuance of 100,000 common shares for	-		-
property payments					37,250

The accompanying notes are an integral part of these financial statements.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2004
(Unaudited)

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on May 5, 1999 with the name “Quincy Resources, Inc.” with authorized common stock of 200,000,000 shares at $0.001 par value.

On July 7, 2004 the name was changed to “Quincy Gold Corp.”

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On October 31, 2004 the Company had a net operating loss carry forward of $2,826,989. The tax benefit of approximately $848,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not been able to project an estimated future operating profit. The net operating loss expires starting 2015 through 2025.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2004
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

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2004
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Key Employee Stock Option Plan

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

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

3. ACQUISITION OF A DATABASE BY ATLAS DATABASE CORP. (SUBSIDIARY)

In June 1, 2000 Atlas Database Corp. (subsidiary) purchased a database for $15,000. The database contains information on the natural resources and exploration developed during the period 1982 through 1997. The majority of the information contained in the database relates to research on bulk mineable precious mineralized material in the western United States, particularly sediment hosted disseminated gold mineralized material and volcanic hosted disseminated hot springs gold mineralized material from which the Company, and its subsidiary, is using for the Company’s stated business objective of locating, acquiring, and exploring, mineral natural resource properties.

The database is being amortized to expense, on the straight line method, over 10 years starting, on the date of purchase.

4. ACQUISITION OF MINERAL LEASES

The following acquired claims have not been proven to have a commercially mineable ore reserves and therefore all costs of exploration and retaining the properties have been expensed.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2004
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

Lantern Property

On July 31, 2003, the Company entered into a mining lease with Newmont Mining Corporation for patented fee land totaling 1,123 acres, and also received a quit claim deed for 340 acres consisting of 22 unpatented mining claims. The property is known as the Lantern Property. Platoro West Incorporated, a corporation controlled by William Sheriff, one of the Company’s officers and shareholders, is also a party to the Mining Lease.

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

Quartz Mountain Property

On October 15, 2003 the Company acquired an exclusive option from Seabridge Gold Corporation to earn a 50% interest in 67 unpatented mining claims located in Lake County, Oregon known as the Quartz Mountain Property.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2004
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

		Advance Royalty
	Lease	& Exploration
January 23, 2004 (paid)	$ 5,000	-
January 23, 2005	7,500	$ 20,000
January 23, 2006	10,000	$ 35,000
January 23, 2007	15,000	$ 50,000
January 23, 2008	30,000	$ 70,000
January 23, 2009 and yearly thereafter	50,000	$100,000
until commencement of commercial production.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2004
(Unaudited)

4. ACQUISITION OF MINERAL LEASES - continued

Miller Property - continued

The property is subject to a sliding scale net smelter returns royalty ranging from 2% for gold prices under $300.00/oz to 5% for gold prices in excess of $500.00/oz. Advance royalty payments are credited against the sliding scale net smelter returns royalty.

The Company’s largest shareholder holds a 25% interest in Pacific Intermountain Gold Corporation.

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

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2004
(Unaudited)

4. ACQUISITION OF MINERAL LEASES - continued

Bald Mountain Property

In October, 2004, the Company acquired Options to earn up to a 100% interest in two groups of mineral properties in Natrona and Fremont Counties, Wyoming from Bald Mountain Mining Co.

As consideration for the Options, the Company has agreed to pay the sum of $50,000 and issue 100,000 shares, of which $35,000 has been paid and 50,000 shares issued.

In order to exercise the option on the first property, the Company must incur cumulative exploration expenditures of $5,000,000 as follows:

$150,000 on or before October 14, 2005
$500,000 on or before October 14, 2006
$1,000,000 on or before October 14, 2007
$2,000,000 on or before October 14, 2008 and
$5,000,000 on or before October 14, 2009

In the event that the Company incurs some, but not all, of the cumulative exploration expenditures on the first property the Company shall be deemed to have earned an undivided 10% interest for each $500,000 of cumulative exploration expenditures incurred and will enter into a Joint Venture on the property.

In order to exercise the option on the second property, the Company must incur cumulative exploration expenditures of $1,000,000 as follows:

$100,000 on or before October 14, 2005
$250,000 on or before October 14, 2006
$500,000 on or before October 14, 2007 and
$1,000,000 on or before October 14, 2008

In the event that the Company incurs some, but not at all, of the cumulative exploration expenditures on the second property the Company shall be deemed to have earned an undivided 10% interest for each $100,000 of the cumulative exploration expenditures incurred and will enter into a Joint Venture on the property.

For each $500,000 of exploration expenditures on both properties the Company is required to issue an additional 50,000 Shares, to a maximum 1,000,000 Shares.

The patented mining claims comprised in the first property are subject to a 4% NSR and the unpatented mining claims comprised in the first property are subject to a 3% NSR. The second property is subject to a 3% NSR.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2004
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

6. COMMON CAPITAL STOCK AND WARRANTS

Since inception the Company completed private placement offerings of 16,428,670 common shares for $2,954,860, 148,000 shares for payment of a debt, 6,000,000 shares for the purchase of all outstanding shares of Atlas Database Corp., and 100,000 shares for the purchase of mineral claims.

The Company issued 1,550,000 common share warrants as part of the issuance of 3,100,000 common shares on April 5, 2004. The warrants entitle the holders to purchase 1,550,000 common shares of the Company for $1.00 and will expire in September 2005.

7. 2003 KEY EMPLOYEE STOCK OPTION PLAN

The Company established a 2003 Key Employee Stock Option Plan on October 15, 2003 and has issued 1,670,000 options on December 3, 2003, and 225,000 options on January 13, 2004, with an expiration date of December 3, 2008, to selected officers-directors and consultants, to purchase an equal number of common shares, which can be purchased by the option holder after the vesting periods. 1,670,000 of the options have an option price of $0.25 and vest one fourth on January 1, 2004, one fourth on July 1, 2004, one fourth on January 1, 2005, and one fourth on July 1, 2005. 225,000 of the options have an option price of $0.67, which was amended to $0.45 on June 15, 2004, and vest one fourth on July 13, 2004, one fourth on January 13, 2005, one fourth on July 13, 2005, and one fourth on January 13, 2006. The trading value of the shares on December 3, 2003 was $0.25 and on January 13, 2004 a value of $0.59. None of the options had been exercised by the October 31, 2004.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2004
(Unaudited)

7. 2003 KEY EMPLOYEE STOCK OPTION PLAN - continued

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under the intrinsic value method as provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” and related interpretations. Accordingly, no compensation expense is recognized for stock option grants because the exercise price of the stock options equals or exceeds the market price of the underlying stock on the date of the grant to officers-directors or employees.

The Company applies the intrinsic value method in accounting for its stock based compensation plan. If the Company had measured compensation under the fair value based method for stock options the net operating loss and loss per share amounts for the period ended October 31, 2004 would have been as follows:

$
Net loss as reported	(1,603,997)
Stock based employee compensation expense	(35,000)
Net pro-forma loss	(1,638,997)

Net loss per common share
as reported	$(0.070)
pro-forma	$(0.072)

8. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company has paid consultant and management fees of $152,373 for the six month period ended October 31, 2004.

9. COMMITMENTS

On July 1, 2004, the Company retained the services of an investor relations firm for a period of twelve months ending June 30, 2005. The Company is required to pay to $5,000 per month over the term (for a total of $60,000) and has also agreed to issue an option to acquire a total of 395,000 common shares at a price of $0.40 per share until June 30, 2009.

On June 17, 2004 the Company retained the services of another investor relation firm for a period of twelve months ending June 16, 2005. The Company paid a one time payment of $5,000 and has also agreed to give an option for 50,000 shares of the Company’s common stock at a price of $0.40 per share until June 16, 2005.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2004
(Unaudited)

10. SUBSEQUENT EVENTS

Acquisition of Mineral Properties

Arizona Strip Breccia Property

The Company acquired, subject to Exchange approval, an option to earn up to 50% interest in eight mineral properties host to identified or indicated breccia pipes located in Coconino and Mohave Counties, Arizona.

As consideration for the options, the Company is committed to make cash payments in the amount of $10,000 and issue 125,000 shares. In order to exercise the options in full, the Company is required to spend $1,500,000 on the exploration and development of the properties and issue an additional 525,000 shares.

Hosta Butte, Hansen and Churchrock Properties

The Company entered into a letter of intent with pursuant to which the Company could earn a 65% interest in three separate uranium properties located in New Mexico and Colorado. As consideration for the options, the Company proposes to issue 4,000,000 shares of common stock and, in order to exercise the options, the Company will be required to spend a total of $4,250,000 on exploration and development of the properties over a four-year period, of which $500,000 would be a firm commitment, and issue to an additional 1,050,000 shares of common stock per property. The letter of intent requires satisfactory due diligence reviews prior to the execution of binding agreements.

Private placement

The Company has agreed to re-price the previously announced private placement to CAD$0.45 per unit, each unit consisting of one common shares and one half of one warrant. The warrant exercise price of the warrants has also been amended to CAD$0.65 per share and the minimum amount of the financing has been amended to $1-million.

Debt Settlement

The Company has agreed to settle debts of $28,150 owing to its president through the issuance of 112,600 shares of common stock at a price $0.25 per share, subject to the approval of the TSX Venture Exchange.

Stock option plan

The Company’s board of directors has, subject to shareholder approval, determined to amend the terms of the Company’s 2003 key employee stock option plan to increase the number of shares authorized under the plan from 1.9 million to 10 per cent of the Company’s outstanding undiluted share capital on a rolling basis.

     QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2004
(Unaudited)

10. SUBSEQUENT EVENTS - continued

Consulting Agreement

The Company has entered into a six month geological consulting agreement pursuant to which it has agreed to pay the consultant CAD $5,000 per month first three months and CAD$ 6,000 during the second three months and issue to the consultant options to acquire up to 250,000 shares of the Company’s common stock for a period of five years at a price of $0.30 per share, subject to the following vesting provisions: one fourth on April 1, 2005, one fourth on November 1, 2005, one fourth on April 1, 2006 and one fourth on November 1, 2006. The option grant is subject to shareholder approval and the approval of the TSX Venture Exchange.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Description of Business

We were incorporated in the State of Nevada on May 5, 1999 with an authorized capital of 200,000,000 shares of common stock, par value $0.001 as “Quincy Resources Inc.” On July 7, 2004 we changed our name to “Quincy Gold Corp.” We own seven mineral properties as well as a natural resource mineral database. Our business office is located at 309 Center Street, Hancock, MI 49930. Our telephone number is (906) 370-4695.

We were organized for the purpose of acquiring and developing mineral properties. We own interests in seven sets of mineral claims: the Silver Bow Property, the AG Property, the Lantern Property, the Quartz Mountain Property, the Empire Property, the Miller Property and the Seven Troughs Property and have recently agreed to acquire two additional sets of mineral claims, the Rattlesnake Hills Property and the Lewiston Property. In addition, subsequent to the reporting period, we acquired interests in eight mineral properties located in Coconino and Mohave Counties, Arizona and entered into a letter of intent to acquire three additional sets of mineral claims.

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

Plan of Operation

Our business plan is to proceed with the exploration of our mineral properties to determine whether there are commercially exploitable reserves of gold, silver or other metals.

We are planning to focus our efforts for the current fiscal year on our Quartz Mountain and Seven Troughs Properties and begin work on our Rattlesnake Hills, Lewiston and Arizona Strip Breccia Properties. We have recently commenced a drill program on our Quartz Mountain Property which we expect will be completed in the spring of 2005. Once we receive results from this exploration program, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results are sufficiently positive to enable us to obtain the financing necessary to proceed.

We are also compiling data in order to begin a drill program on our Seven Troughs Property. We expect to have completed our data compilation by September 2004 following which we will determine the scope and timing of an exploration program on the Seven Troughs Property. We are also compiling data on our Rattlesnake Hills, Lewiston and Arizona Strip Breccia Properties to determine the extent of our exploration programs.

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

Results of Operations – Six Months ended October 31, 2004

We did not earn any revenues during the six month period ended October 31, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

On October 6, 2004 our common stock was listed on the TSX Venture Exchange under the symbol “QGO”

We have incurred operating expenses in the amount of $2,826,989 for the period from inception on May 5, 1999 to October 31, 2004. These operating expenses included: (a) exploration expenses of $1,532,988; (b) consulting fees of $333,467; (c) legal and accounting fees of $280,470; (d) shareholder communication costs of $193,489; (e) travel and promotional expenses of $167,400; and (f) executive compensation expenses of $148,000.

We incurred a loss in the amount of $2,826,989 for the period from inception on May 5, 1999 to October 31, 2004. For the six month period ended October 31, 2004 only, we incurred a loss of $1,603,997 as compared to a loss of $215,940 for the six month period ended October 31, 2003. Our loss for the current period was attributable to exploration expenses ($958,594), consulting fees ($34,390), legal and accounting fees ($62,407), shareholder communication costs ($57,175), travel and promotional expenses ($25,164), and executive compensation expenses ($50,000). The increase in loss was attributed solely to the increased expenses incurred as a result of our increased business activity.

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

At October 31, 2004 we had cash of $415,059 and working capital of $243,265. We believe that we currently have sufficient working capital to pay our administrative and general operating expenses through December 2004 and to complete our exploration program on the Quartz Mountain Property.

We have also executed an Engagement Letter with a broker-dealer pursuant to which we have appointed the broker-dealer as our agent to sell, on a reasonable efforts basis and by way of private placement, up to CAD $4,000,000 worth of units at a price of CAD $0.45 per unit, each unit consisting of one share and one half of one warrant. Each whole share purchase warrant will be exercisable into one common share at a price of CAD $0.65 for a period of eighteen months. The proceeds of the financing are to be utilized to fund the exploration and delineation of our exploration projects in Oregon, Nevada and Wyoming and for general working capital purposes. Closing of the financing is subject to certain conditions, including a minimum of CAD $1,000,000 being raised and the listing of the company’s common shares on the TSX Venture Exchange.

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

  incur cumulative exploration expenditures of $1,500,000 on or before October 15, 2008 asfollows by October 15, 2004, $100,000,
    by October 15, 2005, $250,000,

    by October 15, 2006, $500,000, and
    by October 15, 2008, $1,500,000;
  issue to Seabridge 250,000 shares of our common stock as follows
    50,000 shares on execution of the Option Agreement (which shares have been issued),and
    200,000 shares with 30 days of satisfying the expenditure obligations described above.

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

  5 patented lode mining claims situate in Sections 25 and 36, Township 30 North, Range 28 East, MDB&M, Pershing County, State of Nevada which are subject to the Option and Purchase

  Agreement dated effective April 15, 1999, between Western United Mines, Inc., a Utah corporation, and Seven Troughs Joint Venture, a Nevada Joint Venture among Franco-Nevada Mining Corporation, Inc. and Euro-Nevada Mining Corporation, Inc. (the “Optioned Claims”); and

  Subleased 76 unpatented and 64 patented lode mining claims and leased 162 unpatented claims situate in Sections 12, 13, 23-26, 35 and 36, Township 30 North, Range 28 East; and Sections 18, 19, 30 and 31 of Township 40 North, Range 29 East, MDB&M, Pershing County, State of Nevada which are subject to the Mining Lease (Long Form) dated December 31, 1975, between Slash, Inc., a Nevada corporation, and John M. Robinson; and to the Robinson Seven Troughs Mineral Lease and Sublease Agreement dated as of January 1, 1999, between John M. Robinson and Seven Troughs Joint Venture, a Nevada Joint Venture among Franco-Nevada Mining Corporation, Inc. and Euro-Nevada Mining Corporation, Inc. (the “Leased Claims”).

Pursuant to the terms of the Minerals Lease, Sublease and Agreement, we have been assigned Newmont’s rights to the agreement between Newmont and Western United Mines, Inc. (“Western”) in respect of the Optioned Claims (the “Option Agreement”). Pursuant to the Option Agreement, we are required to pay the sum of $9,000 to Western on or before April 15, 2004 and the sum of $9,000 to Western on or before April 15, 2005. We will thereafter be required to exercise the option to purchase the Optioned Claims on or before April 15, 2006 by paying to Western the sum of $300,000.

In addition, we are required to satisfy all obligations under the leases for the Leased Claims (the “Leases”). These obligations include reimbursing Newmont for the advance minimum royalty payment paid by Newmont to the lessor of certain of the Leases (the “Lessor”) $25,000 (which sum has been paid), as well as making the following advance royalty payments to the Lessor:

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

Monthly Average Gold Price (U.S.$/ounce)	Net Smelter Return Percentage
Less than $300	2.5%
$300 up to $399.99	3.5%
$ 400 up to $499.99	4.5%
$500 and over	5.5%

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

Rattlesnake Hills and Lewiston Properties

Pursuant to the terms of an Option Agreement dated October 14, 2004 with Bald Mountain Mining Co. (“Bald Mountain”) we acquired options to earn up to a 100% interest in each of the Rattlesnake Hills and Lewiston Properties, subject to certain royalties. We are also required to maintain the Rattlesnake Hills and Lewiston Properties in good standing during the currency of the agreement and to pay the obligations of Bald Mountain to the underlying owner of the Rattlesnake Hills Property.

As consideration for the granting of the options, we have agreed to pay to Bald Mountain the sum of $50,000 and issue to Bald Mountain 100,000 shares of our common stock. The option consideration is to be paid as follows: $35,000 and 50,000 shares on execution of the Option Agreement (which has been paid) and $15,000 and 50,000 shares on April 14, 2005.

In order to exercise our option to acquire the Rattlesnake Hills Property, we are required to spend a total of $5,000,000 on exploration of the property over five years as follows:

  $150,000 on or before October 14, 2005;
  $350,000 on or before October 14, 2006;
  $500,000 on or before October 14, 2007;
  $1,000,000 on or before October 14, 2008; and
  $3,000,000 on or before October 14, 2009.

We will earn an incremental interest in the Rattlesnake Hills Property of 10% for each $500,000 expended on exploration of the Rattlesnake Hills Property.

In order to exercise our option to acquire the Lewiston Property, we are required to spend a total of $1,000,000 on exploration of the property over four years as follows:

  $100,000 on or before October 14, 2005;
  $150,000 on or before October 14, 2006;
  $250,000 on or before October 14, 2007; and
  $500,000 on or before October 14, 2008.

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

The thirty patented mining claims comprised in the Rattlesnake Hills Property are subject to a 4% NSR. The 22 unpatented mining claims comprised in the Rattlesnake Hills Property are subject to a 3% NSR. The Lewiston Property is subject to a 3% NSR.

The Rattlesnake Hills Property is located approximately 45 miles west-southwest of Casper, in Natrona County, Wyoming. The Lewiston Property is located in Fremont County, Wyoming.

Arizona Strip Breccia Properties

Pursuant to the terms of a binding letter agreement effective November 9, 2004 with Clan Resources Ltd. (“Clan”) we have acquired an option to earn up to a 50% interest in eight mineral properties (the "Arizona Strip Breccia Properties") located in Coconino and Mohave Counties, Arizona.

As consideration for the option, we have agreed to issue to Clan 125,000 shares and pay to Clan $10,000.

In order to exercise the option, we must incur cumulative exploration expenditures of $1,500,000 on the Arizona Strip Breccia Properties and issue to Clan 525,000 shares as follows:

On or Before	Exploration and Development Expenditures	Shares
December 31, 2005	150,000	40,000
December 31, 2006	150,000	85,000
December 31, 2007	300,000	100,000
December 31, 2008	400,000	125,000
December 31, 2009	500,000	175,000

The initial exploration and development expenditure and share commitment of $150,000 and 40,000 shares is a firm commitment. All other exploration expenditures and share commitments are optional.

Upon exercise of the option Quincy and Clan will be deemed to have entered into a joint venture with Quincy as operator. We have the right to earn an additional 20% interest in the Arizona Strip Breccia Properties by funding the development of the Arizona Strip Breccia Properties through feasibility.

The binding letter agreement requires that we enter into a formal option agreement with Clan and is subject to the approval of the TSX Venture Exchange.

NZ Uranium Properties

We have entered into a non-binding letter of intent effective November 28, 2004 with NZ Uranium LLC (“NZ”) pursuant to which we could earn a 65% interest in three separate uranium resources located in New Mexico and Colorado (the “NZ Uranium Properties”).

As consideration for the options, we propose to issue to NZ 4,000,000 shares of common stock. In order to exercise the options, we will be required to spend a total of $4,250,000 on exploration and development of the NZ Properties over a four year period, of which $500,000 would be a firm commitment, and issue to NZ an additional 1,050,000 shares of common stock per property.

Under the proposed terms we would also have the right to increase our interest in any or all of the properties to 80% if we elect to fund one or more of the properties to a bankable feasibility study and obtain permits for the intended mining and processing operation, in which case we would be required to issue to NZ an additional 250,000 shares of common stock per property.

The letter of intent calls for a 45 day due diligence period, the execution of a binding agreement, and the approval of the TSX Venture Exchange.

Forward Looking Statements

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2003 we issued 50,000 shares of our common stock to Bald Mountain Mining Co. pursuant to the terms of an Option Agreement dated October 15, 2004 between ourselves and Bald Mountain. These securities were issued in reliance upon the exemption from registration provided by s. 4(2) of the Securities Act.

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
Exhibit 32.2 Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINCY GOLD CORP.

/s/ Daniel T. Farrell
Daniel T. Farrell
President, Chief Executive Officer Date:
December 15, 2004

/s/ James N. Fairbairn
James N. Fairbairn
Chief Financial Officer
Date: December 15, 2004