Form 10QSB
period 2005-01-31
QUINCY GOLD CORP.
filed 2005-03-22
CIK 1092619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

906 482-4695
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
90 days. Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Class	Outstanding as of February 28, 2005
Common Stock, $0.001 per share	33,974,586

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Quincy Gold Corp. (an exploration stage company) and subsidiary at January 31, 2005 and April 30, 2004 and the consolidated statement of operations and consolidated statement of cash flow for the three and nine months ended January 31, 2005 and 2004, and for the period from May 5, 1999 (date of inception) to January 31, 2005 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended January 31, 2005, are not necessarily indicative of the results that can be expected for the year ending April 30, 2005.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED BALANCE SHEET

	January 31, 2005	April 30, 2004
	(Unaudited)	(Audited)
	$	$
ASSETS
CURRENT ASSETS

Cash	3,505,879	1,965,159

OTHER ASSETS

Database – net of amortization	7,973	9,098
Other Receivables	110,000	2,475
	117,793	11,573
	3,623,852	1,976,732

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Account payable - related parties	71,114	58,035
Accounts payable	116,749	87,837
Total Current Liabilities	187,863	145,872

STOCKHOLDERS' EQUITY

Common stock 200,000,000 shares authorized, at $0.001 par
value;
33,793,336 shares issued and outstanding	33,793	22,627
Capital in excess of par value	6,024,026	3,031,225
Contributed surplus	945,501
Deficit accumulated during the exploration stage	(3,567,331)	(1,222,992)
Total Stockholders’ Equity	3,435,989	1,830,860

	3,623,852	1,976,732

The accompanying notes are an integral part of these financial statements.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Inception
	ended	ended	ended	ended	to
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004	January 31, 2005
	$	$	$	$	$

Revenue	-	-	-	-	-
Administrative expenditures
Accounting	16,367	4,539	46,240	18,913	94,622
Bank charges	645	607	1,872	1,089	3,558
Consulting	160,122	24,075	232,495	47,575	493,589
Filing fees	40,446	2,002	45,937	3,257	55,877
Incorporation costs	-	-	-	-	670
Legal fees	60,539	13,109	121,467	71,333	262,754
Financing fees	-	-	-	-	20,000
Management fees	63,276	15,000	143,276	27,500	211,276
Office	48,006	5,004	106,861	7,563	127,811
Rent	4,915	(316)	16,711	1,187	34,425
Exploration	199,079	116,639	1,316,002	191,799	1,732,067
Telephone	6,795	2,461	14,356	5,477	26,897
Shareholder information	36,869	30,807	124,480	31,245	230,358
Travel & promotion	72,943	13,232	143,552	35,410	240,343
Stock-based compensation	29,965	-	29,965	-	29,965
	739,967	227,159	2,343,214	442,348	3,564,212
Amortization of database	375	375	1,125	1,126	3,119
Net loss	740,342	227,534	2,344,339	443,474	3,567,331
Deficit - beginning of period	2,826,989	396,750	1,222,992	180,810	-
Deficit - end of period	3,567,331	624,284	3,567,331	624,284	3,567,331

Net Loss Per Common Share - Basic	$0.03	$0.01	$0.10	$0.02
Average Outstanding Shares - Basic	27,751,670	19,355,710	24,340,620	18,214,876

(Diluted loss per share has not been presented as the result is anti-dilutive)

The accompanying notes are an integral part of these financial statements.

QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period May 5, 1999 (Date of Inception) to January 31, 2005
(Unaudited)

	Common Stock
	Shares	Amount	Capital in	Accumulated
			Excess of	Deficit
			Par Value
		$	$	$
Balance May 5, 1999 (date of inception)
Issuance of common stock for cash at $0.001 - June	4,000,000	4,000	-	-
17, 1999
Issuance of common stock for cash at $0.001 - July	6,000,000	6,000	-	-
26, 1999
Issuance of common stock for cash at $0.10 -	26,500	27	2,623	-
August 15, 1999
Contributions to capital - expenses - related parties	-	-	10,800	-
Net operating loss for the period May 5, 1999 to	-	-	-	(24,058)
April 30, 2000
Contributions to capital - expenses - related parties	-	-	10,800	-
Net operating loss for the year ended April 30, 2001	-	-	-	(17,862)
Contributions to capital - expenses - related parties	-	-	10,800	-
Net operating loss for the year ended April 30, 2002	-	-	-	(22,906)
Issuance of common stock for cash at $0.15 -	533,333	533	79,468	-
November 2002 & January 2003
Issuance of common stock for purchase of	6,000,000	6,000	5,092	-
subsidiary - Note 5
Issuance of common stock for cash at $0.25 - April	195,250	195	48,618	-
2003
Issuance of common stock for payment of debt - at	148,000	148	36,852	-
$0.25 - April 10, 2003
Contribution to capital - expenses - related parties	-	-	6,000	-
Net operating loss for the year ended April 30, 2003	-	-	-	(115,984)
Issuance of common stock for cash at $0.25 - 2003-	2,573,587	2,574	640,822	-
2004
Issuance of common stock for property payment at	50,000	50	12,450	-
$0.25
Issuance of common stock for cash at $0.70 -	3,100,000	3,100	2,166,900	-
March 2004
Net operating loss for the year ended April 30, 2004	-	-	-	(1,042,182)
Issuance of common stock for property payment at	50,000	50	24,700
$0.495
Issuance of common stock for cash at $0.3744 –	11,116,666	11,116	3,883,636
December 2004, net of fees
Fair value assigned to unexercised warrants			(915,535)
Net operating loss for the nine month period ended	-	-	-
January 31, 2005				(2,344,339)
Balance January 31, 2005	33,793,336	33,793	6,024,026	(3,567,331)

The accompanying notes are an integral part of these financial statements.

     QUINCY GOLD CORP. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three	Three
	Months	Months	Nine Months	Nine Months	Inception
	Ended	ended	ended	ended	to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2005	2004	2005	2004	2005
	$	$	$	$	$

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	(740,342)	(227,534)	(2,344,339)	(443,474)	(3,567,331)

Adjustments to reconcile net loss to net cash
provided by operating activities

Amortization	375	375	1,125	1,126	3,119
Change in other receivables	(110,000)	-	(107,525)	-	(110,000)
Change in accounts payable	(23,470)	28,561	28,913	66,242	185,324
Capital contributions - expenses - related parties	-	-	-	-	38,400
Stock-based compensation	29,965	-	29,965	-	29,965
Issuance of common stock for property payments	-	-	-	12,500	37,250
Net Change in Cash From Operations	(843,472)	(198,598)	(2,391,861)	(363,606)	(3,383,273)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock, net	3,894,752	82,980	3,919,502	643,397	6,849,612
Change in Accounts Payable – Related Party	39,540	(426)	13,079	26,199	39,540
Net Change in Cash	3,934,292	82,554	3,932,581	669,596	6,889,152

Cash at Beginning of Period	415,059	480,902	1,965,159	58,868	-
Cash at End of Period	3,505,879	364,858	3,505,879	364,858	3,505,879

SCHEDULE OF NONCASH OPERATING
ACTIVITIES

Capital contributions - expenses - related parties					38,400
Issuance of 100,000 common shares for property
payments					37,250
Stock-based compensation					29,964

The accompanying notes are an integral part of these financial statements.

QUINCY GOLD CORP. AND SUBSIDIARY (Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS January 31, 2005 (Unaudited)

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

QUINCY GOLD CORP. AND SUBSIDIARY (Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS January 31, 2005 (Unaudited)

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

QUINCY GOLD CORP. AND SUBSIDIARY (Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS January 31, 2005 (Unaudited)

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

QUINCY GOLD CORP. AND SUBSIDIARY (Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS January 31, 2005 (Unaudited)

4. ACQUISITION OF MINERAL LEASES - continued

Silver Bow Property

In February, 2003 the Company optioned 73 unpatented lode mining claims in Nye County, Nevada known as the Silver Bow Property. The terms of the option provide for advanced royalty payments totaling $165,000 by the fifth anniversary date as follows:

$10,000 upon signing (paid)
$15,000 on the 1st anniversary (paid)
$20,000 on the 2nd anniversary (paid)
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

QUINCY GOLD CORP. AND SUBSIDIARY (Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS January 31, 2005 (Unaudited)

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

		Advance Royalty
	Lease	& Exploration
January 23, 2004 (paid)	$ 5,000	-
January 23, 2005 (paid)	7,500	-
January 23, 2006	10,000	$ 55,000
January 23, 2007	15,000	$ 50,000
January 23, 2008	30,000	$ 70,000
January 23, 2009 and yearly thereafter	50,000	$100,000
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

QUINCY GOLD CORP. AND SUBSIDIARY (Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS January 31, 2005 (Unaudited)

4. ACQUISITION OF MINERAL LEASES - continued

Seven Troughs Property - continued

The Company is required to satisfy all obligations under the leases for Seven Troughs Property which include reimbursing Newmont for an advance minimum royalty payment of $25,000 (paid) and making payments on or before January 1 as follows:

$50,000 on January 1, 2005 (paid), $75,000 on January 1, 2006, and $100,000 on January 1, 2007 and yearly thereafter.

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
$500,000 on or before October 14, 2006
$1,000,000 on or before October 14, 2007
$2,000,000 on or before October 14, 2008 and
$5,000,000 on or before October 14, 2009

QUINCY GOLD CORP. AND SUBSIDIARY (Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS January 31, 2005 (Unaudited)

4. ACQUISITION OF MINERAL LEASES - continued

Bald Mountain Property - continued

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

In order to exercise the options in full, the Company is required to spend $1,500,000 on the exploration and development of the properties and issue an additional 525,000 shares as follows:

QUINCY GOLD CORP. AND SUBSIDIARY (Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS January 31, 2005 (Unaudited)

4. ACQUISITION OF MINERAL LEASES - continued

Arizona Strip Breccia Property - continued

On or before December 31, 2005	$150,000	40,000 shares
On or before December 31, 2006	$150,000	85,000 shares
On or before December 31, 2007	$300,000	100,000 shares
On or before December 31, 2008	$400,000	125,000 shares
On or before December 31, 2009	$500,000	175,000 shares

The initial exploration and development expenditure and share commitment of $150,000 and 40,000 shares is a firm commitment. All other exploration expenditures and share commitments are optional.

5. ACQUISITION OF ALL STOCK OF ATLAS DATABASE CORP.

On January 24, 2003 the Company acquired all of the outstanding stock of Atlas Database Corp. (subsidiary) by the issuance of 6,000,000 restricted common shares of the Company, representing 36 % of the outstanding shares of the Company after the acquisition. The acquisition was recorded as a purchase with no good will recognized. The only asset held by Atlas Database Corp. (subsidiary) was the database outlined in note 3. The stock of Atlas Database Corp. acquired by the Company was valued at $11,092, the remaining book value of the database held by Atlas Database Corp. (subsidiary). The value of the 6,000,000 restricted shares issued by the Company was otherwise undeterminable. The operations of the subsidiary are included in the consolidated statement of operations starting January 24, 2003. There were no contingent terms as part of the acquisition agreement.

6. COMMON CAPITAL STOCK AND WARRANTS

Since inception the Company completed private placement offerings of 27,545,336 common shares for $6,874,363, 148,000 shares for payment of a debt, 6,000,000 shares for the purchase of all outstanding shares of Atlas Database Corp., and 100,000 shares for the purchase of mineral claims.

The Company issued 1,550,000 common share warrants as part of the issuance of 3,100,000 common shares on April 5, 2004. The warrants entitle the holders to purchase 1,550,000 common shares of the Company for $1.00 and will expire in September 2005. The Company issued 5,946,167 common share warrants as part of the 11,116,666 common shares on December 21, 2004. The warrants entitle the holders to purchase 5,946,167 common shares of the Company for CAD$0.65, expiring June 21, 2006.

7. 2003 KEY EMPLOYEE STOCK OPTION PLAN

The Company established a 2003 Key Employee Stock Option Plan on October 15, 2003 pursuant to which it is authorized to issue options to purchase up to 1,900,000 shares of common stock and has issued a total of 1,895,000 options to selected officers-directors and consultants as follows:

QUINCY GOLD CORP. AND SUBSIDIARY (Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS January 31, 2005 (Unaudited)

7. 2003 KEY EMPLOYEE STOCK OPTION PLAN - continued

Date of Grant	Number of	Number of	Number of	Number of	Number of	Exercise Price
	Options	Options	Unvested	Options	Options	(USD)
	Granted	Vested	Options	Exercised	Remaining
December 3, 2003	1,670,000	1,252,500	417,500(1)	181,250	1,488,750	$0.25

January 13, 2004	225,000	112,500	112,500(2)	0	225,000	$0.45

Totals:	1,895,000	1,365,000	530,000	181,250	1,713,750
(1)	Vesting July 1, 2005.
(2)	Vesting in equal portions on July 13, 2005 and January 13, 2006.

The Company has also agreed, subject to shareholder approval, to grant additional options to purchase 250,000 shares of common stock as follows. The Company is in the process of obtaining shareholder approval to amend its 2003 Key Employee Stock Option Plan to increase the number to shares which may be issued to 10% of its outstanding common stock, on a rolling basis.

Date of Grant	Number of	Number of	Number of	Number of	Number of	Exercise Price
	Options	Options	Unvested	Options	Options	(USD)
	Granted	Vested	Options	Exercised	Remaining
November 1, 2004	250,000	Nil	250,000(1)	0	250,000	$0.30

Totals:	250,000	0	250,000	0	250,000

(1)	Vesting in equal portions every six months beginning May 1, 2005.

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under the intrinsic value method as provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” and related interpretations. If SFAS No. 123 was used, the value would be the substantially the same.

8. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company has paid consultant and management fees of $152,373 for the nine month period ended January 31, 2005.

9. COMMITMENTS

On July 1, 2004, the Company retained the services of an investor relations firm for a period of twelve months ending June 30, 2005. The Company is required to pay to $5,000 per month over the term (for a total of $60,000) and has also agreed to issue an option to acquire a total of 395,000 common shares at a price of $0.40 per share until June 30, 2009.

QUINCY GOLD CORP. AND SUBSIDIARY (Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS January 31, 2005 (Unaudited)

9. COMMITMENTS- continued

On June 17, 2004 the Company retained the services of another investor relation firm for a period of twelve months ending June 16, 2005. The Company paid a one time payment of $5,000 and has also agreed to give an option for 50,000 shares of the Company’s common stock at a price of $0.40 per share until June 16, 2005.

On November 1, 2005 the Company retained the services of a geological consultant for a period of six months ending April 30, 2005. The Company paid $15,000 for the first three month period and $18,000 for the second three month period and has also agreed to grant pursuant to the Company’s 2003 Key Employee Stock Option Plan an option for 250,000 shares of the Company’s common stock at a price of $0.30 per share until October 31, 2009. The option grant is subject to shareholder approval.

10. SUBSEQUENT EVENTS

Mineral properties

Elliott Lake Uranium Property

Subsequent to January 31, 2005, the Company acquired up to 75% interest in ten mineral claims with known uranium mineralization located in Buckles Township, Ontario.

As consideration for the option, Quincy has agreed to pay CAD$50,000 and 200,000 shares. In order to earn a 50% interest, the Company must incur exploration expenditures of CAD$850,000 on the property by September 1, 2008 and pay Canada Enerco an additional CAD$200,000 and 400,000 shares. The Company will earn a 60% interest if it incurs aggregate exploration expenditures of CAD$1,850,000 by September 1, 2009. The Company can earn an additional 15% interest if it agrees to fund a bankable feasibility study on the Property.

Hosta Butte, Hansen and McKinley Properties

Subsequent to January 31, 2005 the Company acquired options to earn up to a 65% interest in three separate uranium properties located in New Mexico and Colorado.

As consideration for the options, the Company agreed to issue 3,000,000 shares of common stock and, in order to exercise the options, the Company will be required to spend a total of $4,150,000 on exploration and development of the properties over a four-year period, of which $400,000 would be a firm commitment, and issue to an additional 1,050,000 shares of common stock per property.

QUINCY GOLD CORP. AND SUBSIDIARY (Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS January 31, 2005 (Unaudited)

10. SUBSEQUENT EVENTS - continued

Mineral properties - continued

The Company has the right to increase its interest in any or all of the properties to 80% if it elects to fund one or more of the properties to a bankable feasibility study and obtain permits for the intended mining and processing operation. In which case, the Company would be required to issue an additional 250,000 shares of common stock per property. The Company also agreed to appoint the principal of the optionor to its board of directors and grant him options to acquire 100,000 shares of common stock at a price of CAD $0.72 per share pursuant to the Company’s 2003 Key Employee Stock Option Plan, vesting in four equal amounts every six months beginning September 18, 2005 and expiring March 18, 2010. The option grant is subject to shareholder approval.

The agreement is subject to the Company receiving an acceptable title report and the finalization of a formal operating agreement to govern the relationship of the parties on exercise of the options, as well as the approval of the TSX Venture Exchange.

Management Service Agreement

On February 11, 2005, the Company entered into a six month management services agreement with its new President and COO pursuant to which it has agreed to pay CAD $10,000 per month and granted options to acquire 500,000 shares of the Company’s common stock at CAD $0.56 per share pursuant to the Company’s 2003 Key Employee Stock Option Plan, subject to vesting over the two years and expiring in 2010. The option grant is subject to shareholder approval.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Description of Business

We were incorporated in the State of Nevada on May 5, 1999 with an authorized capital of 200,000,000 shares of common stock, par value $0.001 as “Quincy Resources Inc.” On July 7, 2004 we changed our name to “Quincy Gold Corp.” We own several mineral properties as well as a natural resource mineral database. Our business office is located at 309 Center Street, Hancock, MI 49930. Our telephone number is (906) 482-4695.

We were organized for the purpose of acquiring and developing mineral properties. We own interests in several sets of mineral claims located in Oregon, Nevada, Wyoming and Ontario. We have recently entered into agreements to acquire additional mineral properties located in Arizona, New Mexico and Colorado.

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

Plan of Operation

Our business plan is to proceed with the exploration of our mineral properties to determine whether there are commercially exploitable reserves of gold, silver, uranium or other metals.

We are planning to focus our efforts for the current fiscal year on our Quartz Mountain and Seven Troughs Properties. We completed the initial phase of our drill program on our Quartz Mountain Property in 2004 and we expect to complete the second phase in the spring of 2005. We also plan to complete the acquisitions of the uranium properties from Energy Metals Corporation and NZ Uranium LLC and begin formulating exploration programs on those properties.

We drilled a total of 18 HQ diameter diamond drill holes with an aggregate length of 14,069 feet on the Quartz Mountain Property in 2004. To date we have expended approximately $975,000 on the exploration of this Property. We expect to incur an additional $525,000 of exploration expenditures in 2005 and exercise our option to acquire a 50% interest in the Property.

We are also compiling data for a three dimensional drill program on our Seven Troughs Property. We expect to have completed our data compilation by the end of March 2005 following which we will determine the scope and timing of an exploration program on the Seven Troughs Property. We expect to meet our minimum work commitment of $500,000 on the Seven Trough Property in 2005. As at the date hereof we have sufficient funds to complete our proposed exploration programs. However, we may require additional financing for additional work programs. We have made no arrangements for any such financing and there is no guarantee that such financing will be available.

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

Critical Accounting Estimates

Critical accounting estimates used in the preparation of the financial statements include the Company’s estimate of the value of stock based compensation. This estimate involves considerable judgment and are, or could be, affected by significant factors that are out of the Company’s control.

The factors affecting stock-based compensation include estimates of when stock options might be exercised and the stock price volatility. The timing for exercise of options is out of the Company’s control and will depend, among other things, upon a variety of factors including the market value of the Company’s shares and financial objectives of the holders of the options. The Company has used historical data to determine volatility in accordance with Black-Scholes modeling, however the future volatility is inherently uncertain and the model has its limitations. While these estimates can have a material impact on the stock-based compensation and hence results of operations, there is no impact on the Company’s financial condition.

The Company’s recorded value of its mineral properties is based on historical costs that is expects to be recovered in the future. The Company’s recoverability evaluation is based on market conditions for minerals, underlying mineral resources associated with the properties and future costs that may be required for ultimate realization through mining operations or by sale. The Company is in an industry that is exposed to a number of risks and uncertainties, including exploration risk, development risk, commodity price risk, operating risk, ownership and political risk, funding and currency risk, as well as environmental risk.

Accordingly, there is always the potential for a material alteration to the presentation in the financial statements in the value of mineral properties.

Change in Accounting Policy

The change in accounting policy made by the Company for the period is for stock-based compensation for employees.

Stock-Based Compensation and Other Stock-Based Payments

Quincy adopted the new recommendations of the SFAS with respect to employee stock-based compensation. The new recommendations are applied prospectively to option grants after that date. In prior years, the Company accounted for stock-based compensation by the settlement method whereby no compensation expense was recorded for options granted. As a result, the Company records stock-based payments granted on or after May 1, 2004 using the fair value method.

Under the fair value method, stock-based payments are measured at the fair value of the equity instruments issued, and are amortized over the vesting period. The offset to the recorded cost is to contribute surplus.

Results of Operations – Nine Months ended January 31, 2005

We did not earn any revenues during the nine-month period ended January 31, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We have incurred operating expenses in the amount of $3,567,331 for the period from inception on May 5, 1999 to January 31, 2005. These operating expenses included: (a) exploration expenses of $1,732,067; (b) consulting fees of $493,589; (c) legal and accounting fees of $357,376; (d) shareholder communication and filing costs of $286,235; (e) travel and promotional expenses of $240,343; and (f) executive compensation expenses of $211,276.

We incurred a loss in the amount of $3,567,331 for the period from inception on May 5, 1999 to January 31, 2005. For the nine month period ended January 31, 2005 only, we incurred a loss of $2,344,339 as compared to a loss of $443,474 for the nine month period ended January 31, 2004. Our loss for the current period was attributable to exploration expenses ($1,316,002), consulting fees ($232,495), legal and accounting fees ($167,707), shareholder communication and filing costs ($170,417), travel and promotional expenses ($143,552), and executive compensation expenses ($143,276). The increase in loss was attributed solely to the increased expenses incurred as a result of our increased business activity.

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

At January 31, 2005, we had cash of $3,505,879 and working capital of $3,318,016. We believe that we currently have sufficient working capital to pay our administrative and general operating expenses through December 2005 and to complete our exploration program on the Quartz Mountain Property and fund our initial exploration program on our Seven Troughs Property.

In December, 2004 the Company raised CAD$5,002,500 through private placement financing and issued 11,116,666 units at CAD$0.45 per unit. Each unit consists of one common share and one half of one common share purchase warrant. Each whole warrant is exercisable into one common share at a price of CAD$0.65 until June 21, 2006.

We will need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to fund our general and administrative expenses beyond December 2005, to make the future lease payments and exploration expenditures required on our mineral properties and to conduct additional exploration programs thereon. Failure to obtain such additional financing will result in the loss by us of our interests in our mineral properties. We have no agreements or understandings with any person for additional financing.

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

The lease is subject to a 3% Net Smelter Return (NSR) royalty in favor of the Owners. We have the right to purchase two thirds of the NSR for $1,500,000 and the final third for an additional $2,000,000. The lease has a term of 15 years, provided that the following advance royalty payments are made to the Owners:

•	$10,000 upon signing (paid);
•	$15,000 on February 21st, 2004 (paid);
•	$20,000 on February 21st, 2005;
•	$30,000 on February 21st, 2006;
•	$40,000 on February 21st, 2007;
•	$50,000 on February 21st, 2008; and
•	$50,000 on each February 21st thereafter.

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

Under the lease agreement, we are required to spend the following amounts on exploration and assessment work:

•	$25,000 during the 12 month period ended July 31, 2005 ;
•	$25,000 during the 12 month period ended July 31, 2006 ;
•	$50,000 during the 12 month period ended July 31, 2007 ;
•	$50,000 during the 12 month period ended July 31, 2008 ;
•	$50,000 during the 12 month period ended July 31, 2009 ;
•	$50,000 during the 12 month period ended July 31, 2010 ;
•	$50,000 during the 12 month period ended July 31, 2011 ;
•	$50,000 during the 12 month period ended July 31, 2012 ; and
•	$100,000 during the 12 month period ended July 31, 2013 and each July 31 thereafter as long as the agreement is in effect.

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

Pursuant to the terms of the Option Agreement, in order to maintain our option and earn the 50% interest we must:

•	incur cumulative exploration expenditures of $1,500,000 on or before October 15, 2008 as follows
	o	by October 15, 2004, $100,000,
	o	by October 15, 2005, $250,000,
	o	by October 15, 2006, $500,000 , and
	o	by October 15, 2008, $1,500,000 ;
•	issue to Seabridge 250,000 shares of our common stock as follows
	o	50,000 shares on execution of the Option Agreement (which shares have been issued), and
	o	200,000 shares with 30 days of satisfying the expenditure obligations described above.

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

Date	Advance Royalty Payment	Exploration Expenditure
January 23, 2004 (paid)	$5,000	$Nil
January 23, 2005 (paid)	$7,500	$Nil
January 23, 2006	$10,000	$55,000
January 23, 2007	$15,000	$50,000
January 23, 2008	$30,000	$70,000
January 23, 2009 and every	$50,000	$100,000, until commencement of
January 23 thereafter		commercial production

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

The Seven Troughs Property consists of three sets of claims as follows:

•	34 patented lode mining claims (6 of which are subject to a 1.5% net smelter returns royalty) and 8 unpatented lode mining claims situate in Sections 12, 13, 23-26, 35 and 36, Township 30 North, Range 28 East, and Section 7 and 19, Township 30 North, Range 29 East, MDB&M, Pershing County, State of Nevada (the “Owned Claims”);

•	5 patented lode mining claims situate in Sections 25 and 36, Township 30 North, Range 28 East, MDB&M, Pershing County, State of Nevada which are subject to the Option and Purchase Agreement dated effective April 15, 1999, between Western United Mines, Inc., a Utah corporation, and Seven Troughs Joint Venture, a Nevada Joint Venture among Franco-Nevada Mining Corporation, Inc. and Euro-Nevada Mining Corporation, Inc. (the “Optioned Claims”); and

•	Subleased 76 unpatented and 64 patented lode mining claims and leased 162 unpatented claims situate in Sections 12, 13, 23-26, 35 and 36, Township 30 North, Range 28 East; and Sections 18, 19, 30 and 31 of Township 40 North, Range 29 East, MDB&M, Pershing County, State of Nevada which are subject to the Mining Lease (Long Form) dated December 31, 1975, between Slash, Inc., a Nevada corporation, and John M. Robinson; and to the Robinson Seven Troughs Mineral Lease and Sublease Agreement dated as of January 1, 1999, between John M. Robinson and Seven Troughs Joint Venture, a Nevada Joint Venture among Franco-Nevada Mining Corporation, Inc. and Euro-Nevada Mining Corporation, Inc. (the “Leased Claims”).

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

In addition, we are required to satisfy all obligations under the leases for the Leased Claims (the “Leases”). These obligations include reimbursing Newmont for the advance minimum royalty payment paid by Newmont to the lessor of certain of the Leases (the “Lessor”) $25,000 (which sum has been paid), as well as making the following advance royalty payments to the Lessor:

•	$50,000 on or before January 1, 2005;
•	an additional $75,000 on or before January 1, 2006; and
•	an additional $100,000 on or before January 1 of each year thereafter.

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

Pursuant to the terms of the Minerals Lease, Sublease and Agreement, in order to keep its lease in good standing we are required to make a total of $5,000,000 in exploration expenditures as follows:

•	$500,000 on or before September 1, 2005;
•	an additional $650,000 on or before September 1, 2006 ;
•	an additional $850,000 on or before September 1, 2007 ;
•	an additional $1,250,000 on or before September 1, 2008 ; and
•	an additional $1,750,000 on or before September 1, 2009 .

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

In order to exercise our option to acquire the Rattlesnake Hills Property, we are required to spend a total of $5,000,000 on exploration of the property over five years as follows:

•	$150,000 on or before October 14, 2005 ;
•	$350,000 on or before October 14, 2006 ;
•	$500,000 on or before October 14, 2007 ;
•	$1,000,000 on or before October 14, 2008 ; and
•	$3,000,000 on or before October 14, 2009 .

We will earn an incremental interest in the Rattlesnake Hills Property of 10% for each $500,000 expended on exploration of the Rattlesnake Hills Property.

In order to exercise our option to acquire the Lewiston Property, we are required to spend a total of $1,000,000 on exploration of the property over four years as follows:

•	$100,000 on or before October 14, 2005 ;
•	$150,000 on or before October 14, 2006 ;
•	$250,000 on or before October 14, 2007 ; and
•	$500,000 on or before October 14, 2008 .

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

In order to exercise the option, we must incur cumulative exploration expenditures of $1,500,000 on the Arizona Strip Breccia Properties and issue to Clan 525,000 shares as follows:

	Exploration and Development
On or Before	Expenditures	Shares
December 31, 2005	150,000	40,000
December 31, 2006	150,000	85,000
December 31, 2007	300,000	100,000
December 31, 2008	400,000	125,000
December 31, 2009	500,000	175,000

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

Elliott Lake Uranium Property

On February 10, 2005 we acquired on option to earn up to 75% interest in ten mineral claims with known uranium mineralization located in Buckles Township, Ontario from Canada Enerco Corp.

As consideration for the option, we agreed to pay CAD$50,000 and issue 200,000 shares. In order to earn a 50% interest, we must incur exploration expenditures of CAD$850,000 on the property by September 1, 2008 and pay Canada Enerco Corp. an additional CAD$200,000 and 400,000 shares. We will earn a 60% interest if we incur aggregate exploration expenditures of CAD$1,850,000 by September 1, 2009. We can earn an additional 15% interest if we agree to fund a bankable feasibility study on the Property.

Hosta Butte, Hansen and McKinley Properties

Subsequent to January 31, 2005 the Company acquired options to earn up to a 65% interest in three separate uranium properties located in New Mexico and Colorado.

As consideration for the options, the Company agreed to issue 3,000,000 shares of common stock and, in order to exercise the options, the Company will be required to spend a total of $4,150,000 on exploration and development of the properties over a four-year period, of which $400,000 would be a firm commitment, and issue to an additional 1,050,000 shares of common stock per property.

The Company has the right to increase its interest in any or all of the properties to 80% if it elects to fund one or more of the properties to a bankable feasibility study and obtain permits for the intended mining and processing operation. In which case, the Company would be required to issue an additional 250,000 shares of common stock per property. The Company also agreed to appoint the principal of the optionor to its board of directors and grant him options to acquire 100,000 shares of common stock at a price of CAD $0.72 per share pursuant to the Company’s 2003 Key Employee Stock Option Plan, vesting in four equal amounts every six months beginning September 18, 2005 and expiring March 18, 2010. The option grant is subject to shareholder approval.

The agreement is subject to the Company receiving an acceptable title report and the finalization of a formal operating agreement to govern the relationship of the parties on exercise of the options, as well as the approval of the TSX Venture Exchange.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 21, 2004 we accepted subscription from 30 investors and issued 11,116,666 units at a price of $0.3656 (CAD $0.45) per unit for gross consideration of $4,063,769.29. Each unit consisted of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional share of our common stock until June 21, 2006 at a price of $0.528 (CAD$0.65) per share. The units were issued in reliance upon the exemptions from registration provided by Regulation S as the purchasers were not U.S. Persons as that term is defined in Regulation S and in reliance upon the exemption from registration provided by Rule 506 of Regulation D. In addition, we issued 387,833 share purchase warrants to a registered broker-dealer in Toronto, Ontario as compensation for acting as agent in connection with the sale of the units to certain European investors. Each of these warrant entitles the holder to purchase one share of our common stock at a price of $0.3656 (CAD$0.45) per share until June 21, 2006.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

No report is required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of our stockholders has been set for April 1, 2005, at which stockholders have been asked to consider and take action to amend and allocate additional shares to the 2003 Key Employees Stock Option Plan. Please refer to our Notice of Special Meeting and Proxy Statement dated March 4, 2005 which can be viewed on the Securities and Exchange Commission website (SEC file no. 000-31501).

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

QUINCY GOLD CORP.

/s/ Daniel T. Farrell
Daniel T. Farrell
President, Chief Executive Officer
Date: March 22, 2005

/s/ James N. Fairbairn
James N. Fairbairn
Chief Financial Officer
Date: March 22, 2005