Form 10KSB
period 2005-04-30
Quincy Energy Corp
filed 2005-08-12
CIK 1092619

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No. 000-31501

QUINCY ENERGY CORP.

(formerly Quincy Gold Corp.)

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	980218264 (I.R.S. Employer Identification No.)
309 Center Street, Hancock, MI 49930 (Address of principal executive offices)	49930 (Zip Code)
Issuer's telephone number: (906) 370-4695

Securities registered under to Section 12(b) of the Exchange Act: None

Securities registered under to Section 12 (g) of the Exchange Act: Common Stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for fiscal year ended April 30, 2005 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of June 30, 2005 was: $13,769,799.

The number of shares of the issuer's Common Stock outstanding as of June 30, 2005 was 41,230,997.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X ]

TABLE OF CONTENTS

Page

Part I
  Item 1.  Description of Business

•

Hansen, Hosta Butte and McKinley Properties

•

Crownpoint Property

•

Aurora Property

•

Arizona Strip Breccia Properties

•

Elliott Lake Property

•

Rattlesnake Hills and Lewiston Properties

•

Silver Bow Property

•

Lantern Property

•

Quartz Mountain Property

•

Miller Property

•

Seven Troughs Property

•

Atlas Database

  Item 2.  Description of Property
  Item 3.  Legal Proceedings
  Item 4.  Submission of Matters to a Vote of Securities Holders

1 1 6 8 10 13 15 20 23 25 30 32 33 38 38 38

Part II
  Item 5.  Market for Common Equity and Related Stockholder Matters
  Item 6.  Management’s Discussion and Analysis or Plan of Operation
  Item 7.  Financial Statements
  Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial
               Disclosure
  Item 8A.  Controls and Procedures

39 41 45 46 46

Part III
  Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance
                 with Section 16 (a) of the Exchange Act

  Item 10.  Executive Compensation

  Item 11.  Security Ownership of Certain Beneficial Owners and Management and
                 Related Stockholder Matters

  Item 12.  Certain Relationships and Related Transactions
  Item 13.  Exhibits
  Item 14.  Principal Accountant Fees and Services

46 49 52 54 56 57

Signatures	59

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on May 5, 1999 with an authorized capital of 200,000,000 shares of common stock, par value $0.001 as “Quincy Resources, Inc.”  On July 7, 2004 we changed our name to “Quincy Gold Corp.” and on May 16, 2005 we changed our name to “Quincy Energy Corp.”  We own interests in several mineral properties as well as a natural resource mineral database. Our corporate head office is located at 309 Center Street, Hancock, MI 49930 and our administrative offices are located at Suite 512, 120 Adelaide Street West, Toronto, Ontario. Our telephone number is (906) 370-4695.

We were organized for the purpose of acquiring and developing mineral properties. We own interests in several sets of mineral claims located in the western United States and Ontario, Canada.

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

Principal Product

Our principal product is the exploration, and if warranted, sale of precious minerals, base metals and uranium. Since our properties have only undergone early stage exploration there is no guarantee any ore body will ever be found.

Hansen, Hosta Butte and McKinley Properties

We have entered into a definitive option agreement with NZ Uranium LLC dated March 18, 2005 pursuant to which we can earn up to a 65% interest in three separate uranium properties, namely the Hosta Butte and McKinley properties in New Mexico and the Hansen (Tallahassee Creek) property in Colorado.

As consideration for the options, we have agreed to issue to NZ Uranium LLC 3,000,000 shares of common stock.  In order to exercise the options, we will be required to spend a total of USD $4,150,000 on exploration and development of the properties over a four year period, of which

USD $400,000 is a firm commitment, and issue to NZ Uranium LLC an additional 1,050,000 shares of common stock per property, all as follows:

On or Before	Exploration and Development Expenditures	Shares (per Property)
September 18, 2006	$400,000	Nil
September 18, 2007	$750,000	350,000
September 18, 2008	$1,250,000	350,000
September 18, 2009	$1,750,000	350,000

We have the right to increase our interest in any or all of the properties to 80% if we elect to fund one or more of the properties to a bankable feasibility study for the intended mining and processing operation, in which case we would be required to issue to NZ Uranium LLC an additional 250,000 shares of common stock per property.

The agreement is subject to our receiving an acceptable title report and the finalization of a formal operating agreement to govern the relationship of the parties on exercise of the options on or before August 31, 2005.

As part of the option agreement, we have also agreed to appoint Robert M. Worsley, the principal of NZ Uranium, LLC to our Board of Directors.  Mr. Worsley is also the principal of New Mexico and Arizona Land Company, LLC.  Mr. Worsley was previously a principal of SkyMall, Inc., the largest in-flight catalog company in the United States, which he founded in 1989.  From 1985 to 1989, Mr. Worsley was a principal of ExecuShare, Inc., an executive services firm that provided time-shared financial executives for small companies and from 1980 to 1985 he was an Audit Manager with Price Waterhouse.  Mr. Worsley received a bachelor's degree in accounting from Brigham Young University in 1980.  We have also agreed to grant to Mr. Worsley an option to acquire 100,000 shares of our common stock at a price of CAD $0.72 per share, subject to vesting over two years and expiring in 2010.

The Hosta Butte and McKinley properties in New Mexico are located on lands which may be subject to claims by the Navajo Indians.  The Navajo Nation Council has recently approved a bill which would prohibit uranium mining and processing on the Navajo reservation.  We are currently assessing the impact of this development, in consultation with our legal counsel.

Hansen Property – Location and Access

The Hansen Property is comprised of NZ Uranium LLC’s 49% interest in 2,560 acres in four sections of land: Sections 21, 22, 27 and 28 of Township 17 S, Range 73 W, 6th P. Meridan, Fremont County, Colorado.

The Hansen Property is located approximately 70 miles southwest of Denver, Colorado as shown on the following map.  Access on to the Property is by light duty roads connecting with State Highway 9 and U.S. Highway 50 about 30 miles to the southeast.

Hansen Property Map Image – hansen.jpg

Hansen Property – Climate and Physiography

The Hansen Property is located at 8,250 feet elevation in the open, grassy mountain valley of

Middle Tallahassee Creek.  The southwestern two thirds of the Hansen Property lies primarily in a flat alluvial plain while the northeastern third lies on a small, flat plateau above the alluvial plain.  A small portion of the Property also lies on the steep slope between these two physiographic features.

Hansen Property – History

The Hansen Property has a long history under Cyprus Minerals, having been named after James Hansen, a former Sr. V.P. of Mineral Exploration.  In 1978 Cyprus sold a 49% interest in the property to Wyoming Mineral Corp., a wholly owned subsidiary of Westinghouse Electric Corp. The Property was not put into production due to the drop in uranium prices in the early 1980’s.    In 1996 New Mexico and Arizona Land Company, the parent company of NZ Uranium LLC, bought Wyoming Mineral Corp.’s interest in the Hansen Property and that interest was subsequently transferred to NZ Uranium LLC.

Hansen Property – Geology and Mineralization

Uranium mineralization at the Hansen Property is hosted by the Eocene age Echo Park Formation.  In the vicinity of the Property, these rocks consist primarily of interbedded sandstone siltstone, claystone and conglomerate of fluvial origin.  Thickness of the Echo Park Formation varies from 0 to more than 800 feet.  Also present locally at the Hansen Property are all three members of the Tallahassee Creek conglomerate which can be seen deposited in scour channels within the Echo Park members.

Uranium mineralization occurs as stratiform lenses within clayey sandstones, sandy mudstones and pebble to boulder conglomerates belonging to the lower members of the Echo Park Formation.  The Hansen Property is historically described as a roll front type uranium deposit but does not display the typical crescent shape of a reduction-oxidation (redox) boundary,that is sometimes observed elsewhere in these deposits.  In general the mineralization is reduced but is surrounded by oxidized sediments.

Numerous historic resource estimates exist for the Hansen Property which range from a minimum of 18 million pounds to a maximum of 33 million pounds. This wide variation results from a variety of methods used to calculate the resource and differences in cutoff grades and thicknesses of mineralization.  In 1978, Guenter Moldzio, as a consultant to Cyprus Exploration Company calculated an average resource of 24.5 million pounds of in-place uranium.   These resource estimates are considered to be reliable and relevant but are based on prior data and reports obtained and prepared by previous operators, none of which have been independently confirmed by us.  Accordingly, the historical estimates should not be relied upon. The Hansen Property will require considerable further evaluation which our management and consultants intend to carry out in due course. The information and statements on the historical estimates herein were provided by Dr. Art D. Ettlinger, P. Geo., our President and Chief Operating Officer and a Qualified Person as defined by National Instrument 43-101.

Hansen Property – Proposed Work Program and Budget

We have not performed any work to date on the Hansen Property.  Our current plans for the Property are limited to compilation of historical work as there are over 140 reports written about the Hansen Property.  We expect that this compilation work will be performed coincidently with our compilation work for the Hosta Butte and McKinley Properties, with an estimated budget of $50,000.

Hosta Butte Property – Location and Access

The Hosta Butte Property is comprised of 1,920 acres in three sections of land: Sections 3, 9 and 11 of Township 16N, Range 13 W, New Mexico P. Meridan, McKinley County, New Mexico.  However the ore body is largely confined to Section 3.

The Hosta Butte Property is located 3 miles southwest of the town of Crownpoint, New Mexico as shown on the following map and is accessible by a seven mile long dirt road leading north from State Highway 57.  This route, as well as alternate roads of similar distance, traverses Indian Allotted and Tribal Trust surface rights consequently permission for access to the property must therefore be obtained.

Hosta Butte Property Map Image – hostabutte.jpg

Hosta Butte Property – Climate and Physiography

The Hosta Butte Property is arid with approximately half of the mean annual precipitation (10.22 inches) falling in the months of July, August and September.  The site is located on a relatively flat plateau area at the top of a steep escarpment.  Locally, the area has a rough topography with narrow valley floors and steep ridges.

Hosta Butte Property – History

Uranium mineralization was first discovered at Hosta Butte in 1968 by Western Nuclear.  Conoco further delineated several uranium trends just north of the Hosta Butte Property in the 1970’s and along with Urangesellschaft, drilled over 200 holes into the Hosta Butte area between 1977 through 1980.  Uranium mineralization was then delineated in Section 3 by 134 drill holes drilled on 400 by 400 foot centers.  This work resulted in a historic resource of approximately 13 to 14 million pounds of in-place uranium.  The information and statements on the historical estimates herein were provided by Dr. Art D. Ettlinger, P. Geo., our President and Chief Operating Officer and a Qualified Person as defined by National Instrument 43-101.

After the price of uranium collapsed in 1980, no further work was performed on the property although other operators such as Mobil Oil Company and Hydro Resources Inc. worked on bringing their uranium resources, located within five miles of Hosta Butte, into production.

Hosta Butte Property – Geology and Mineralization

The Hosta Butte Property is located northeast of the Zuni Uplift on the Chaco slope of the San Juan Basin.  Stratigraphic units of concern at Hosta Butte include the Jurassic Morrison Formation through the Cretaceous Dakota Sandstone, Mancos shale, and the Mesa Verde Group.

Uranium mineralization is found in sandstones and thin interbedded mudstones belonging to the

Westwater Canyon Member of the Morrison Formation.  This zone contains an average total thickness of 300 feet. Underlying and overlying the Westwater Canyon Member are the Recapture and Brushy Basin members, respectively, which are anticipated to act as aquitards to the uraniferous leach solutions from the ore zone. The Recapture Member is comprised of approximately 250 feet of siltstones, mudstones and sandstones while the Brushy Basin Member is characterized by 100 to 150 feet of bentonitic mudstones and interbedded lenses of siltstone and sandstone.

An historic resource of 13-14 million pounds of in-place uranium potentially amenable to in situ leaching (ISL) was calculated in the early 1990’s by Uranium Resources Inc.   This resource estimate is considered to be reliable and relevant but has not been independently confirmed by us.  Accordingly, this historical estimate should not be relied upon. The Hosta Butte Property will require considerable further evaluation which our management and consultants intend to carry out in due course.

Hosta Butte Property – Proposed Work Program and Budget

We have not performed any work to date on the Hosta Butte Property.  Our current plans for the Property are to compile all of the existing data on the resource and bring this asset into compliance with modern resource estimate disclosure standards, following which we can determine whether to proceed with a feasibility study and initiate the permitting process.  We expect that this compilation and resource estimate work will be performed coincidently with our compilation work for the Hansen and McKinley Properties, with an estimated budget of $150,000.

McKinley Property – Location and Access

The McKinley Property is comprised of 14,080 acres in twenty-two sections of land in McKinley County, New Mexico as follows:

Township	Range	Meridian	Section(s)
14N	12W	N.M.P.M.	3 and 5
15N	12W	N.M.P.M.	33
15N	13W	N.M.P.M.	5, 19, 21, 25 and 27
15N	14W	N.M.P.M.	3
16N	14W	N.M.P.M.	1, 3, 5, 25, 27 and 35
16N	15W	N.M.P.M.	1, 3, 5 and 7
17N	12W	N.M.P.M.	23, 35, Southeast Quarter of 33 and East Half and Southwest Quarter of 35

Pursuant to the terms of our Option Agreement with NZ Uranium LLC, we have the right, until September 14, 2005, to substitute any of the sections (or parts thereof) of the lands owned by NZ Uranium LLC in the area defined by Townships 14N-21N; Ranges 12W-15W, Meridian N.M.P.M for any or all of the 22 sections described above, provided that in no event shall the land represented by the McKinley Property, as adjusted, exceed a total of 14,080 acres in area. Several U.S. and State Highways as well as local roads traverse the area.

McKinley Property Map Image – mckinley.jpg

McKinley Property – Climate and Physiography

The area of New Mexico in which the McKinley Property is located is generally arid with a mean annual rainfall of about 10 inches.  Topography in the area is rough and variable with flat plateau areas surrounded by steep escarpments.  Local narrow erosional valleys are surrounded by steep slopes and ridges.

McKinley Property – History

There are no known uranium reserves or significant resources on the McKinley Property.  Extensive exploration for uranium in the Crownpoint area is well documented and includes the area surrounding our Hosta Butte Property.  These areas received intensive exploration by numerous operators during the uranium boom of the 1970’s but this work quickly subsided as the uranium price dropped in the early 1980’s.

McKinley Property – Proposed Work Program and Budget

The McKinley Property is deemed to be prospective for the discovery of uranium resources because of its proximity to the Hosta Butte Property.  We have not performed any work to date on the McKinley Property.  Our current plans for the Property are be to compile known geologic information and to determine which lands shall be included in the Option Agreement, after which we plan to develop an initial work program.  We expect that this compilation work will be performed coincidently with our compilation work for the Hosta Butte Property, with an estimated budget of $50,000.

Crownpoint Property

On May 12, 2005 we entered into a definitive option agreement with NZ Uranium to earn a 65% interest in the Crownpoint property located McKinley County, New Mexico.

As consideration for the option, we have agreed to issue to NZ Uranium LLC 3,000,000 shares of common stock and pay to NZ Uranium LLC $350,000.  In order to exercise the option, we will be required to spend a total of USD $4,000,000 on exploration and development of the properties over a four year period, of which USD $500,000 is a firm commitment, and issue to NZ Uranium LLC an additional 3,150,000 shares of common stock per property, all as follows:

On or Before	Exploration and Development Expenditures	Shares
May 12, 2006	$500,000	400,000
May 12, 2007	$750,000	600,000
May 12, 2008	$1,250,000	1,000,000
May 12, 2009	$1,500,000	1,150,000

We have the right to increase our interest in the Crownpoint property to 80% if we elect to fund the property to a bankable feasibility study for the intended mining and processing operation, in which case we would be required to issue to NZ Uranium LLC an additional 750,000 shares of common stock.

The agreement is subject to our receiving an acceptable title report and the finalization of a formal operating agreement to govern the relationship of the parties on exercise of the options on or before August 12, 2005.

The Crownpoint property is located on lands which may be the subject to claims by the Navajo Indians.  The Navajo Nation Council has recently approved a bill which would prohibit uranium mining and processing on the Navajo reservation.  We are currently assessing the impact of this development, in consultation with our legal counsel.

Crownpoint Property – Location and Access

The Crownpoint Property is comprised of 1,099.24 acres in three sections of land: Sections 19 and 29 of Township 17N, Range 12 W, New Mexico P. Meridan, McKinley County, New Mexico as follows:

Township	Range	Meridian	Section(s)
17 N	12 W	N.M.P.M.	19
17 N	12 W	N.M.P.M.	W ½ of Section 29
17 N	13 W	N.M.P.M.	N ½ NE ¼ SE ¼; N ½ SE ¼ NE ¼ SE ¼; SW ¼ NE ¼ SE ¼; N ½ NW ½ SE ¼ SE ¼; S ½ SE ¼ SE ¼; W ½ SE ¼ of Sec. 24.

The Crownpoint property is located at the town of Crownpoint, New Mexico and is accessible by all season road approximately 1 mile to the west of State Highway 371 as shown on the following map:

Crownpoint Property Map Image – crownpoint.jpg

Crownpoint Property – Climate and Topography

Crownpoint is located at 6,971 feet elevation and has an arid climate with approximately half of the mean annual precipitation (about 10 inches) falling in the months of July, August and September.  The site is located in a low-lying area surrounded by rugged valley walls and flat-topped mesas.  Locally, the area has a rough topography with narrow valley floors and steep ridges.

Crownpoint Property – History

Uranium mineralization was first discovered in the Crownpoint area during the 1970’s by Conoco and Mobil.  Conoco began engineering studies for an underground operation in the late 1970’s and completed three shafts in 1982.  This work resulted in a historic resource of approximately 25 million pounds of in-place uranium located on Sections 19, 24 and 29 (see Map). The information and statements on the historical estimates herein were provided by Dr. Art D. Ettlinger, P. Geo., our President and Chief Operating Officer and a Qualified Person as defined by National Instrument 43-101.

After the price of uranium collapsed in the early 1980’s, no further work was performed on the property although other operators in the Crownpoint area such as Mobil Oil Company and Hydro Resources Inc. worked on bringing their uranium resources into production.

Crownpoint Property – Geology and Mineralization

Crownpoint is located northeast of the Zuni Uplift on the Chaco slope of the San Juan Basin.  The principle stratigraphic unit of concern at Crownpoint is the Jurassic Morrison Formation which hosts most of the known uranium deposits in the basin.  Uranium mineralization is found in sandstones and thin interbedded mudstones belonging to the Westwater Canyon Member of the Morrison Formation.

Crownpoint Property – Proposed Work Program and Budget

Quincy Energy has not performed any work to date on the property.  As such, it is our intention to first compile all of the existing data on the resource and bring this asset into modern compliance standards.  Once this is completed a decision to perform a feasibility study may be made.  The permitting process can also be initialized at the time of feasibility.  Present cost estimates for the compilation work and resource estimates are approximately $150,000.

Aurora Property

Pursuant to the terms of an Option Agreement dated May 18, 2005 with Energy Metals Corporation (formerly Clan Resources Ltd.) and its wholly owned subsidiary Energy Metals Corporation (US) (collectively “EMC”) we have acquired an option to earn up to a 51% interest in 18 unpatented lode claims covering an area of approximately 146 hectares located in Sections 3, 4, 9 and 10, Township 41 South, Range 41 East, WBM, Malheur County, State of Oregon and known as the Aurora Property.  The Aurora Property is subject to a 1.5% Net Smelter Returns royalty.

As consideration for the option, we have issued to EMC 1,000,000 shares and paid to EMC $25,000.

In order to exercise the option, we must incur cumulative exploration expenditures of $2,000,000 on the Aurora Property and issue to EMC 1,000,000 shares as follows:

On or Before	Exploration and Development Expenditures	Shares
May 18, 2006	$200,000	Nil
May 18, 2007	$400,000	333,333
May 18, 2008	$600,000	333,333
May 18, 2009	$800,000	333,334

The initial exploration and development expenditure commitment of $200,000 is a firm commitment. All other exploration expenditures and share commitments are optional.

Upon exercise of the option Quincy and EMC will be deemed to have entered into a joint venture with Quincy as operator. We have the right to earn an additional 24% interest in the Aurora Property by funding the development of the Aurora Property through feasibility.

William M. Sheriff, a member of our board of directors and a significant shareholder of ours, is also a director and significant shareholder of Energy Metals Corporation.  Accordingly, the acquisition of the Aurora Property is not an arm’s length transaction.  At the directors meeting at which the option agreement in respect of the Aurora Property was approved, Mr. Sheriff declared his interest in the transaction and abstained from voting thereon.

The unpatented claims comprised in the Aurora Property are registered in the name of EMC and are described as follows:

Claim Name	County Instrument	BLM Serial #
New U #11	97-8460	153217
New U #12	97-8461	153218
New U #13	97-8462	153219
New U #14	97-8463	153220
New U #15	97-8464	153221
New U #16	97-8465	153222
New U #17	97-8466	153223
New U #18	97-8467	153224
New U #19	97-8468	153225
New U #20	97-8469	153226
New U #21	97-8470	153227
New U #22	97-8471	153228
New U #23	97-8472	153229
New U #24	97-8473	153230
New U #25	97-8474	153231
New U #26	97-8475	153232
New U #27	97-8476	153233
New U #28	97-8477	153234

Aurora Property - Location and Access

The Aurora Property is comprised of 146 hectares located in Sections 3, 4, 9 and 10, Township 41 South, Range 41 East, WBM, Malheur County, Oregon.  As shown on the following map, the Aurora Property is located 15 km northwest of McDermitt, NV, a border town that has undergone considerable historic mining for mercury and gold.  The claims are accessible by good gravel road leading from an electrical substation located 5 km to the west of McDermitt.

Aurora Property Map Image – aurora.jpg

Aurora Property - Climate and Topography

The Aurora Property has an arid climate that is typical of the Basin and Range environment.  Winters are relatively cold with temperatures as low -35oC and summers having high temperatures up to 35-40oC.  Precipitation is variable with nominal amounts of 10-20 cms during the months of December and January as snow and from 10-20 mm per month during the summer months.  Flash flooding is not common but requires proper provision for secure gully crossings.

The claims are located within the northern end of the McDermitt Caldera Complex.  This is expressed as a series of low interlocking circular mountain ranges.  Elevations on the property range between 1,500 and 1,775 meters.  The deposit is cut by Bretz Gulch and is drained by Little Cottonwood Creek.  The deposit area is covered with a network of gravel roads that cross rolling hills dissected by steep gullies.

Aurora Property - History

The area encompassing the Aurora Property was first explored for mercury mineralization by Placer Amex from 1973-1974.  After no significant mercury was found, uranium exploration was initiated by the Cordex Syndicate in late 1977, early 1978.  Drilling in May 1978 encountered flat lying uranium mineralization on the property and approximately 90 holes were drilled by Locke Jacobs through September 1978 when Placer Amex took over exploration of the Property.

From late 1978 through the early 1980’s Placer Amex completed approximately 36,400 m of rotary drilling in some 450 holes and 1,800 m of diamond drilling.  In addition, Placer Amex initiated the process for an Environmental Assessment Study (EAS), completed an internal pre-feasibility study, and calculated “Mining Reserves” at two cutoff grades: 0.03% and 0.025% U3O8.  A reserve of 15.24 million tonnes (16.8 million short tons) was identified at the 0.03% cutoff, with an average grade of 0.048% U3O8 for an in-place content of 16.1 million pounds.  For the 0.025% U3O8 cutoff, a larger, lower grade in-place reserve of 19.96 million tonnes (22.0 million short tons) was identified with an average grade of 0.043% U3O8.  With the collapse in the uranium price during the early 1980’s, however, Placer Amex abandoned their plans to bring Aurora into production and let the claims expire.  The information and statements on the historical estimates herein were provided by Dr. Art D. Ettlinger, P. Geo., our President and Chief Operating Officer and a Qualified Person as defined by National Instrument 43-101.

Aurora Property - Geology

Uranium mineralization at the Aurora Property is hosted by a sequence of gravels deposited on tuffaceous lake sediments that overlie the uranium bearing volcanic rocks.  These overlie an irregular surface of rhyolitic rocks which may represent an elongated flow dome through which the lava flows were erupted.  The uranium bearing lavas are a sequence of dark colored flows with vesicular flow tops and interlayered breccia. Vesicular and breccia layers are commonly much altered in areas with uranium mineralization. Alteration mineralogy includes clays and zeolites, together with pyrite.  The flows vary from 6 to 15 meters in thickness.

Uranium mineralization occurs mostly within the permeable and porous layers of the volcanic sequence and less commonly along steeply dipping fracture zones in the lavas and into the underlying rhyolitic rocks.  Uraninite and coffinite, with some autunite and phosphuranylite are the dominant uranium-bearing mineral phases within Placer Amex’s proposed mining area.  Associated with mineralization are pyrite, some smectite clays, chlorite, leucoxene and opal with minor amounts of gypsum, fluorite, calcite, marcasite and arsenopyrite also identified.

Aurora Property - Budget

We have initiated a modern review of the historic uranium resources at Aurora in support of the completion of a NI 43-101 compliant report which when completed, will enable the company to initiate a pre-feasibility study on the Aurora Property and to begin the permitting process. A cost estimate for calculation of a modern resource and completion of the NI43-101 report is approximately $150,000.

Arizona Strip Breccia Properties

Pursuant to the terms of an Option Agreement effective November 9, 2004 with Energy Metals Corporation (formerly Clan Resources Ltd.) and its wholly owned subsidiary Energy Metals

Corporation (US) (collectively “EMC”) we have acquired an option to earn up to a 50% interest in eight mineral properties (the "Arizona Strip Breccia Properties") located in Coconino and Mohave Counties, Arizona as shown on the following map:

Arizona Strip Property Map Image – arizonastrip.jpg

As consideration for the option, we have issued to EMC 125,000 shares and paid to EMC $10,000.

In order to exercise the option, we must incur cumulative exploration expenditures of $1,500,000 on the Arizona Strip Breccia Properties and issue to EMC 525,000 shares as follows:

On or Before	Exploration and Development Expenditures	Shares
December 31, 2005	$150,000	40,000
December 31, 2006	$150,000	85,000
December 31, 2007	$300,000	100,000
December 31, 2008	$400,000	125,000
December 31, 2009	$500,000	175,000

The initial exploration and development expenditure and share commitment of $150,000 and 40,000 shares is a firm commitment. All other exploration expenditures and share commitments are optional.

Upon exercise of the option Quincy and EMC will be deemed to have entered into a joint venture with Quincy as operator. We have the right to earn an additional 20% interest in the Arizona Strip Breccia Properties by funding the development of the Arizona Strip Breccia Properties through feasibility.

The binding letter agreement requires that we enter into a formal option agreement with EMC.  Certain of the properties were acquired by EMC from William Sheriff, our largest shareholder, and a director. We are of the opinion that the terms of the acquisition were the result of arms length negotiation

The unpatented claims comprised in the Arizona Strip Breccia Properties are registered in the name of EMC and are described as follows:

Name	Date Recorded BLM	BLM Serial Number	Expiry Date
AZ 97-102	11/12/2004	363117-363122	9/1/2005
AZ 342-352	11/12/2004	363099-363108	9/1/2005
AZ 103-108/248-250	11/12/2004	363123-363139	9/1/2005
AZ 109-116	11/12/2004	363129-363136	9/1/2005
AZ 284-289/117-118	11/12/2004	363140-363147	9/1/2005
AZ 327-332	11/12/2004	363157-363161	9/1/2005

The Arizona State Leases comprising the Arizona Strip Breccia Property are known as the Rose Pipe and the 4 ½ Pipe, and are registered in the name of William M Sheriff and Ronald Driscoll.

The leases are described as follows:

Lease #	Township	Range	Section
08-109997	30N	4N	27 N 1/2
08-109971	28N	6N	24 S 1/2

Arizona Strip Breccia Properties - Location and Access

The Arizona Strip Breccia Properties are located in Coconino and Mohave Counties, Arizona.  Access to the Arizona Strip Breccia Properties is by good gravel or dirt road from either Kanab, Utah for the pipe projects north of the Grand Canyon or from Williams for the projects south of the Grand Canyon.

Arizona Strip Breccia Properties - Climate and Physiography

The area is considered to be transitional between high desert terrain and mountainous terrain although all of the project areas are relatively flat lying.  Summer temperatures can reach over 100 degrees F with winter lows dipping below zero on occasion.  The area is semi-arid with a few days of heavy precipitation in an average year.  Vegetation consists principally of desert cactus, sage, and locally pine trees do occur.

Arizona Strip Breccia Properties - History

In the 1970’s and 1980’s Energy Fuels Corp. (predecessor to International Uranium Corporation) recognized the potential of the area for small high-grade uranium ore bodies as a result of the earlier work in the district by Western Nuclear. After purchasing Western Nuclear’s properties throughout the district in 1978 Energy Fuels was able to put together a substantial land package before the competition became active. They also acquired Gulf's land package in 1982. Pathfinder, Rocky Mountain Energy and Uranerz were actively exploring the district in the mid 1980s.  Past production of high grade uranium ore is known from several pipes in the district.

In the early 1990s virtually all exploration and development work ceased due to the falling price of uranium.  During the 1990s, Energy Fuels dropped much of their extensive land holdings, retaining only a core group of claims surrounding previously identified targets. After acquiring the assets of Energy Fuels from bankruptcy court, International Uranium continued to pare down their claim holdings due to the decreasing economic outlook for uranium.  In 2001 and 2002 most of these core groups were dropped as the price of yellowcake uranium fell to below $8.00 per pound.  These properties lay dormant until 2004 when they were relocated by Energy Metals Corporation (US).

Arizona Strip Breccia Properties - Geology

The exploration target throughout the district is uranium mineralization in breccia pipes. Early prospecting in the general area revealed a number of breccia pipes exposed by erosion along the flanks of the Colorado River drainage system. Based on this relationship, geologists concluded that the occurrence of 100 to 150 breccia pipes was possible throughout the drainage system. Previous exploration and geologic interpretation indicates that pipe structures exist away from the main drainage system.

A breccia pipe consists of a circular, chimney-like mass of highly fragmented rock resulting from the subsidence of large rock segments into a void created by solution activity in a lower formation.  Continued subsidence causes fragmentation or "brecciation" of the large rock segments as the solution void fills with collapsed debris.  Concentric fracturing and faulting are common to the outer edge of the pipe structure as a component of rock stress created by subsidence within the pipe. This feature, called the annular ring, will occur immediately adjacent to the pipe structure or in an uneven pattern radiating out from the structure by tens of meters. Thus, pipe structures vary considerably in size and pattern, but most are identifiable by the common structural features of brecciation and an annular ring.

Uranium mineralization usually occurs in association with other minerals in the highly fractured breccia zone or the area influenced by the annular ring. Occasionally, mineralization occurs as bedded deposits in undisturbed rock beyond the annular ring. Vertical and horizontal zonation of minerals is evident in the known mineralized pipes. Both primary and secondary minerals are present.

Based on an examination of the drill log for the Rose Pipe, obtained from the State of Arizona by EMC, a number of anomalous intercepts are known.

Similarly, mineralization is known to occur at the more heavily explored 4 ½ Pipe.  At least 7 short holes used for geophysical definition were drilled between 1984 and 1986.

Arizona Strip Breccia Properties - Budget

An exploration budget for the Arizona Strip Breccia Properties has yet to be developed.  However, we envision that following a full data review we would drill offset holes on the two state leases with a larger capacity drill rig as advised by previous workers.  We would also complete basic geological studies, including mapping and geophysics, on the other claim groups, followed by drilling if warranted.

Elliott Lake Property

On February 10, 2005 we acquired an option to earn up to 75% interest in ten mineral claims with known uranium mineralization located in Buckles Township, Ontario from Canada Enerco Corp.

Township	Claim Number	Recording Date	Claim Due Date
Buckles	SSM 3009179	October 19, 2004	October 19, 2006
Buckles	SSM 3009180	October 19, 2004	October 19, 2006
Buckles	SSM 3009181	October 19, 2004	October 19, 2006
Buckles	SSM 3009182	October 19, 2004	October 19, 2006
Buckles	SSM 3009183	October 19, 2004	October 19, 2006
Buckles	SSM 3009192	October 19, 2004	October 19, 2006
Buckles	SSM 3015364	October 19, 2004	October 19, 2006
Buckles	SSM 3015365	October 19, 2004	October 19, 2006
Buckles	SSM 3015366	October 19, 2004	October 19, 2006
Buckles	SSM 4201526	November 16, 2004	November 16, 2006

As consideration for the option, we paid to Canada Enerco CAD$50,000 and issued 200,000 shares of our common stock.  In order to earn a 50% interest, we must incur exploration expenditures of CAD$850,000 on the property by September 1, 2008 and pay Canada Enerco Corp. an additional CAD$150,000 and 300,000 shares as follows:

On or Before	Exploration and Development Expenditures	Cash	Shares
February 8, 2006	Nil	$50,000	100,000
September 1, 2006	$100,000	Nil	None
February 8, 2007	Nil	$50,000	100,000
September 1, 2007	$250,000	Nil	None
February 8, 2008	Nil	$50,000	100,000
September 1, 2008	$500,000	Nil	None

We will earn a 60% interest if we pay Canada Enerco Corp. an additional $50,000 and 100,000 shares on or before February 8, 2009 and incur aggregate exploration expenditures of CAD$1,850,000 by September 1, 2009.  We can earn an additional 15% interest if we agree to fund a bankable feasibility study on the Elliott Lake Property.

Elliott Lake Property - Location and Access

The Elliott Lake Property located in Buckles Township, Ontario as shown on the following map.  Access to the Elliott Lake Property is via Provincial Highway 17 and Highway 108 and from there by gravel road.

Elliott Lake Property Map Image – elliottlake.jpg

Elliott Lake Property - History

The Elliott Lake Property covers areas previously held by the Panel Mine, Conecho, and Roche Long Lac (North Rock Explorations).  These three companies drilled 31 holes on the Property, of which 18 were used in determining a historic U3O8 resource.  The resource calculation was prepared in accordance with generally accepted practices used at the time the mines were in production.  The figures are for in place tonnages and pounds of U3O8 with no allowance made for pillars, mining dilution or mill tailings loss.

In a report furnished to us by Canada Enerco the following historic resources are reported: 1,274,600 tons grading 1.316 pounds of U3O8 per ton in the mine indicated resource category; 5,302,000 tons grading 1.274 pounds of U3O8 per ton in the drill indicated category; and 10,881,600 tons grading 1.135 pounds of U3O8 per ton in the possible category.  Based on these figures the total resource is 17,458,200 tons averaging 1.206 pounds per ton and containing approximately 20,787,200 pounds of U3O8.

The Elliott Lake district has produced a total of 140 million tons at an average grade of 1.8 pounds of U3O8 per ton for a total of more than 250 million pounds of U3O8.

Elliott Lake Property - Geology and Mineralization

The Elliott Lake Property is situated on the north limb of the Quirke Lake Syncline.  The mineralization on the Elliott Lake Property is hosted in conglomerates typical of the Elliott Lake district.

Elliott Lake Property - Budget

An exploration budget for the Elliott Lake Property has yet to be developed.  However, we envision that following a full data review we would formulate a drill program to further define the existing resource and bring the historic resource figures into compliance with current disclosure requirements.

Rattlesnake Hills and Lewiston Properties

Pursuant to the terms of an Option Agreement dated October 14, 2004 with Bald Mountain Mining Co. (“Bald Mountain”) we acquired options to earn up to a 100% interest in each of the Rattlesnake Hills and Lewiston Properties, subject to certain royalties.  The general location of the Rattlesnake Hills and Lewiston Properties is shown on the following map.

Rattlesnake.Lewiston Property Map Image – rattlesnake.jpg

We are also required to maintain the Rattlesnake Hills and Lewiston Properties in good standing during the currency of the agreement and to pay the obligations of Bald Mountain to the underlying owner of the Rattlesnake Hills Property.

As consideration for the granting of the options, we paid Bald Mountain $35,000 and 50,000 shares on execution of the Option Agreement and $15,000 and 50,000 shares in April, 2005.

In order to exercise our option to acquire the Rattlesnake Hills Property, we are required to spend a total of $5,000,000 on exploration of the property over five years as follows:

•

$150,000 on or before October 14, 2005;

•

$350,000 on or before October 14, 2006;

•

$500,000 on or before October 14, 2007;

•

$1,000,000 on or before October 14, 2008; and

•

$3,000,000 on or before October 14, 2009.

We will earn an incremental interest in the Rattlesnake Hills Property of 10% for each $500,000 expended on exploration of the Rattlesnake Hills Property.

In order to exercise our option to acquire the Lewiston Property, we are required to spend a total of $1,000,000 on exploration of the property over four years as follows:

•

$100,000 on or before October 14, 2005;

•

$150,000 on or before October 14, 2006;

•

$250,000 on or before October 14, 2007; and

•

$500,000 on or before October 14, 2008.

We will earn an incremental interest in the Lewiston Property of 10% for each $100,000 expended on exploration of the Lewiston Property.

Pursuant to mining lease under which Bald Mountain acquired part of the Rattlesnake Hills Property, Bald Mountain is required to pay a 4% NSR to the owners of the property, with an annual advance royalty payment of $20,000 and to maintain the property in good standing.  We have agreed to assume these obligations during the currency of our agreement with Bald Mountain.

Thirty of the unpatented mining claims comprised in the Rattlesnake Hills Property are subject to a 4% NSR and 22 of the unpatented mining claims comprised in the Rattlesnake Hills Property are subject to a 3% NSR.  The Lewiston Property is subject to a 3% NSR.

The acquisition of the Rattlesnake Hills Property was based on a review of the results of a number of exploration programs that were carried out in the past, notably those by American Copper and Nickel Company (ACNC) and Newmont Exploration Inc (Newmont) by Mr. Thomas Skimming, P.Eng., a member of our board of directors and our former Vice President, Exploration.  The review also included discussions with highly qualified technical people familiar with the property and two on-site visits by Mr. Skimming who concluded that the Rattlesnake Hills Property was one of considerable merit, that it exhibited significant, untested potential for a commercial gold occurrence and as a result, recommended to our management that an agreement to acquire the property be negotiated with Bald Mountain.

The acquisition of the Lewiston Property was based on a number of factors including a study of the results of previous work carried out on the property, a thorough review of proprietary and government technical reports on the Lewiston district provided by Bald Mountain but principally on an on-site visit to the property by Mr. Skimming, who concluded that the property was one that exhibited considerable exploration potential for a comparatively high-grade, shear-hosted gold deposit.  We believe that the terms of the acquisition of the Rattlesnake Hills and Lewiston Properties was the result of arms length negotiation.

Certain of the claims comprised in the Rattlesnake Hills Property are registered in the name of David R. Miller and/or Lyle D. Fruchey on behalf of Bald Mountain and are described as follows:

Name	Date Recorded BLM	BLM Serial Number	Expiry Date
MG #1-3, 5-6	10/25/2004	WMC247272-74, WMC247276-77	9/1/2005
BIF #8-14, 25-28, 45	10/25/2004	WMC221912-15, 19 WMC221924-30	9/1/2005
GM #83-84	10/25/2004	WMC244849-50	9/1/2005

The remainder of the claims comprising the Rattlesnake Hills Property are registered in the name of Bald Mountain and are described as follows:

Name	Date Recorded BLM	BLM Serial Number	Expiry Date
CP #1-2,5-6, 9-10,13-14, 16-17	10/25/2004	WMC260419-28	9/1/2005
LM 16-17, 21-22, 26-27, 33-34, 37-39, 41-42,	10/25/2004	WMC260362-39	9/1/2005

The claims comprised in the Lewiston Property are registered in the name of Bald Mountain and are described as follows:

Name	Date Recorded BLM	BLM Serial Number	Expiry Date
W No 1-15, 19, 21-28,30-36	16/07/204	WMC260391-404	9/1/2005
BM 1-13, 13A, 16-54, 56-60	14/07/2004	WMC260296-- WMC260353	9/1/2005
W No 37-63	10/25/2004	WMC261134-60	9/1/2005
BMW 1-17	10/25/2004	WMC261117-33	9/1/2005
BM 65-105	10/25/2004	WMC261076-116	9/1/2005

Rattlesnake Hills Property - Location

The Rattlesnake Hills Property is located in Natrona County, approximately 50 air miles west of Casper in the geographic center of the State of Wyoming.  Year round access is available from the towns of Riverton or Casper.  From Riverton, access to the property is east along Highway 136 to the end of pavement at the Gas Hills Uranium Mining District, then easterly along an unimproved gravel road for 7 miles to Dry Creek County Road, then southerly for approximately 5 miles to Goat Mountain, which is situated at the southwest end of the property.

Rattlesnake Hills Property - Exploration History

The first serious, sustained effort to explore for gold in the Rattlesnake Hills district was in 1982 when W. Dan Hausel et al. of the Wyoming Geological Survey conducted a field investigation to search for disseminated gold mineralization as part of a grant provided by the University of Wyoming’s Mining and Mineral Resource and Research Institute. Anomalous gold was found associated with a pyritiferous metachert in close proximity to a Tertiary alkalic intrusive dome.  Subsequently, the area was visited and staked by local geologist Dick Fruchey in 1985 who then optioned the property to American Copper and Nickel Company (ACNC).

From 1985 to 1987, a total of 32 reverse circulation holes aggregating 9,825 feet were drilled by ACNC.  Two targets were tested: an Archean Iron Formation and Tertiary trachyte and phonolite intrusive stocks.  Significant gold mineralization in both geological settings was encountered in the ACNC drilling.  One hole intersected 255 feet of .024 opt gold at Antelope Basin and a hole drilled into a banded, siliceous iron formation, intersected a 10 foot wide zone grading 0.32 ounce per ton in gold.

In 1992, Canyon Resources Inc. (Canyon) acquired the property and conducted geological mapping and a limited surface, rock sampling program.  In 1993, Canyon entered into a joint venture agreement with Newmont Exploration Inc (Newmont).  From 1993 to 1995 a comprehensive exploration program carried out by Newmont resulted in the drilling of 15 holes, totaling 10,705 feet, in the North Stock area where significant gold mineralization was encountered.  In one hole, an intersection of 620 feet grading .037 ounces per ton in gold was encountered.  Significant widths of higher grade gold mineralization were contained within the larger intersection.  In addition, Newmont identified a large gold geochemical anomaly associated with the South Stock intrusive on the property and constructed a number of drill pads from which to test this anomaly, but never carried out their proposed drill program.  Also, there is no evidence to suggest that Newmont ever followed up the gold mineralization discovered by ACNC in the Antelope Basin area.  Newmont terminated the joint venture and returned the property to Canyon in 1995.  Subsequently, Canyon dropped the property in 1997 during a period of depressed gold prices.

Rattlesnake Hills Property - Geology & Mineralization

The Rattlesnake Hills Property is underlain largely by a belt of Archean metasedimentary and metavolcanic rocks that have been intruded by a number of Tertiary alkalic plugs and dikes, principally trachyte and phonolite in composition.  The Archean rocks represent a fragment of a partially exposed synformal Archean greenstone belt within the Wyoming Craton which has been subjected to several phases of deformation.  Two distinct episodes of gold mineralization occur on the Rattlesnake Hills Property, namely: a syngenetic stratabound exhalative mineralization (ie: banded, siliceous, iron formation) and disseminated epithermal gold associated with the Tertiary dome-like intrusives.  Gold-bearing breccias are closely associated with and often marginal to the Tertiary intrusives.

The initial exploration target of ACNC at Rattlesnake Hills was the banded, iron formation and subsequently, the breccia zones associated with the Tertiary alkalic intrusives; whereas, Newmont’s principal interest was only the structures associated with the Tertiary alkalic intrusives.

Drilling by Newmont in the vicinity of the North Stock indicated a core of gold mineralization averaging .035 ounces per ton in a structure that is 900 feet long, 70 to 250 feet wide and open to depth.  This core is surrounded by a halo of lower grade gold mineralization averaging .012 to .02 ounces per ton over an area that is 1,500 long, 280 to 350 feet wide and open at depth. The higher grade mineralization is characterized by vuggy, carbonate-pyrite veinlets with marginal densely disseminated pyrite.  An increase in grade with depth apparently occurs along the North Stock gold trend.  Relatively higher grade sulphide drill intercepts are common below lower grade oxide trench exposures, suggesting that gold may be leached in the oxide zones.

The results of a geochemical survey carried out by Newmont suggest that strong potassium alteration is related to higher grade gold mineralization and that gold appears to be depleted in the oxide zone.  These observations are significant in designing further exploration work at the Rattlesnake Hills Property.

Rattlesnake Hills Property - Budget

An exploration budget to assess the significance of the results obtained by American Copper and Nickel Company and Newmont Exploration Inc and to further explore the potential of the property has yet to be developed.  However, an initial minimum program involving an expenditure of $500,000 is envisaged.  This amount would provide for an in-depth review and reassessment of the results from all the previous exploration carried out on the property and an initial diamond drill program consisting of about 10,000 feet of drilling.  The budget would include all costs related to geological supervision, logging, assaying and general administrative costs applicable to the Rattlesnake Hills Property.  However, we do not plan to undertake any specific exploration activities on the Rattlesnake Hills Property in the immediate future.

Lewiston Property - Location

The Lewiston Property is located in Fremont County approximately 30 air miles south-southeast of the town of Lander, immediately north of the Sweetwater River, in the southwest quadrant of the State of Wyoming.  Access to the property from Lander is south on Highway 28 for a distance of 30 miles to the Atlantic City-South Pass cutoff, then an additional 3 miles along a well-maintained gravel road to the settlement of Atlantic City, then a further 15 miles south-southeasterly from Atlantic City largely on an unmaintained gravel road, which partly follows the valley of Strawberry Creek, to the western edge of the Lewiston Property.

Lewiston Property - Exploration History

Early mining activities in the district were focused in the Atlantic City, South Pass City and Miners Delight areas but activities were limited in the Lewiston area because of its remoteness from established communities at the time.  The first recorded discovery of gold in the Lewiston area dates back to 1875 when Martin Lewis located placer gold in the gravels of Strawberry Creek. Subsequently, gold was found at Wilson Bar on the Sweetwater River in 1878.  Gold from this placer was traced up Burr Gulch and ultimately led to the discovery of the Burr and Hidden Hand Mines, the first significant deposits found in the Lewiston area around 1890.  One zone in the Burr Mine was reported to be 16 feet wide averaging about 0.50 opt in gold.  Sporadic, rich pockets of ore were mined that were reported to contain 25 to 250 opt in gold.  In the 1930s, mining on the Hidden Hand lode intersected a rich shoot that produced several sacks of specimen-grade ore that has been reported to grade from 75 to 1,650 ounces per ton in gold.

A number of other small mines in the area, ie: The Goodhope, Mint, Gold Leaf, Wolf et al were all reported to have encountered zones of high grade gold mineralization during their operating life.  At the Wolf Mine, a 10 feet wide surface exposure of a shear zone containing abundant quartz stringers and veinlets is reported to have assayed over 1.0 opt gold over the 10 feet.

Most of the mines operated around the turn of the century.  Despite the fact that gold-bearing shear zones were traced for considerable distances, severe winters, primitive and inadequate equipment, limited capital and the remoteness of the area deterred any attempt at serious mine development.  Most of the mine shafts and mine workings in the area are less than 100 feet deep and the vertical extent of the gold mineralization is completely unknown at this time.

There are no records or evidence of any significant drilling having been carried out in the vicinity of existing shafts and old mine workings in the Lewiston area.

Lewiston Property - Geology & Mineralization

The Property is underlain dominantly by an extensive area of Precambrian metagreywackes of the Miners Delight Formation within the South Pass greenstone belt.  The structure, stratigraphy and mineralization of the Lewiston area is similar to Precambrian volcano-sedimentary terranes in Canada, Australia and South Africa which collectively have produced more than one-half of the world’s gold.

Essentially all of the historical, bedrock gold mines and known gold occurrences are hosted by shear zones in chloritized hematitic greywacke of the Miners Delight Formation.  The gold-bearing shear zones invariably parallel regional foliation in the metagreywackes and were developed near the apex of a regional fold in the metasediments and often, can be traced on surface for many hundreds of feet.  The gold frequently occurs as visible gold in fractures in quartz and in association with pyrite, pyrrhotite and arsenopyrite which oxidize to hematite, limonite and scorodite.  Scheelite has also been identified in some of the gold-bearing shear zones.   Known trace elements or pathfinder elements associated with the gold include tungsten, arsenic, antimony, bismuth, copper and a number of lesser elements. Large portions of the known gold-bearing shears in the Lewiston area are covered by a thin veneer of eluvial debris and silt.

Although the gold-bearing shear zones have been traced along strike for many hundreds of feet, the downdip dimensions have not been determined.  The depth of most of the mine shafts and old mine workings in the Lewiston area is believed to be around 100 feet.  The underground workings and shafts in most of the mines in the district are currently inaccessible due to a combination of caving and flooding.

Lewiston Property - Budget

An exploration program to assess the significance of the known gold-bearing shear zones on the property and to determine the potential to discover others under the pervasive, thin veneer of eluvial debris, has yet to be developed and budgeted; however, an initial minimum program involving an expenditure of $250,000 is envisaged.  This amount would provide for detailed, ground geochemical and geophysical surveys, geological mapping and approximately 5,000 feet of core drilling which would include geological supervision, logging, sampling, assaying and general program administrative costs.  However, we do not plan to undertake any specific exploration activities on the Lewiston Property in the immediate future.

Silver Bow Property

Pursuant to the terms of a Mining Lease and Agreement made the 21st day of February, 2003 between ourselves and Donald K. Jennings and Renegade Exploration (the “Owners”), we acquired the exclusive right to explore and mine ores and minerals of any kind (except oil and gas) on 73 unpatented lode mining claims, located on 1,460 acres, in Nye County, Nevada known as the Silver Bow Property. Its location is shown on the following map:

Silver Bow Property Map Image - silverbow.jpg

The Silver Bow leased properties are described as follows:

Name	Date Recorded	NMC Number	Expiry Date
Bow 1-3, 14, 15, 32, 33, 18 - 23, & 25	March 1, 2002	828189 – 828202	August 31, 2005
Bow 4 - 13, 16, 17, 24, 26 - 73	April 14, 2003	8464429- 846487	August 31, 2005

The lease is subject to a 3% Net Smelter Return (NSR) royalty in favor of the Owners. We have the right to purchase two thirds of the NSR for $1,500,000 and the final third for an additional $2,000,000. The lease has a term of 15 years, provided that the following advance royalty payments are made to the Owners:

•

$10,000 upon signing (paid);

•

$15,000 on February 21st, 2004 (paid);

•

$20,000 on February 21st, 2005 (paid);

•

$30,000 on February 21st, 2006;

•

$40,000 on February 21st, 2007;

•

$50,000 on February 21st, 2008; and

•

$50,000 on each February 21st thereafter.

While as at the date hereof we have sufficient funds to pay the advance royalty payments due on February 21st, 2006, there is no guarantee that we will have sufficient funds to make such payment when it is due.  In addition, we may not have the funds to make the advance royalty payments due beginning February 21st, 2007. To have the funds available we will either seek advances from our directors or officers, or engage in additional offerings of our stock. At present, we have made no arrangements to do any of these two methods of fund raising. In the event that we determine that the Silver Bow Property does not merit further exploration, we will not make any further advance royalty payments. If we fail to make the advance royalty payments the Mining Lease and Agreement will terminate and we will lose our interest in the Silver Bow Property.

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

The acquisition of the Silver Bow Property was based on an examination by two exploration geologists, Thomas Skimming and William Utterback, of: (i) past exploration programs by other companies and individuals; and (ii) the production history of the Silver Bow area and its strategic location within the Midway Structural Trend. The examination led Messrs. Skimming and Utterback to the conclusion that the Silver Bow Property was one of merit, that it exhibited significant gold and silver potential, and warranted further exploration. They then recommended that we negotiate an option agreement for the Silver Bow Property. Messrs. Skimming and Utterback have no interests in the Silver Bow Property. Mr. Skimming is, and Mr. Utterback was, members of our board of directors with extensive exploration experience in the State of Nevada.

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

Silver Bow Property - Climate, Local Resources and Physiography

The Silver Bow Property lies at elevations ranging from 6,500 to 7,600 feet above mean sea level within a moderately rugged terrain. The climate is classified as high arid desert. Temperatures vary from 110ºF in the summer to 0ºF in the winter with an average precipitation of only 3.50 inches per year.

Silver Bow Property - History

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

We estimate that an initial exploration program on the Silver Bow Property will cost approximately $225,000. This amount provides for a complete review and assessment of the results from all the previous exploration carried out on the property for which information is available or can be obtained ($10,000); mapping and sampling of the existing and accessible underground workings ($15,000) and approximately 10,000 feet of drilling, which would include geological supervision, logging, sampling and assaying ($200,000).

Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities. However, we do not plan to undertake any specific exploration activities on the Silver Bow Property in the immediate future.

Lantern Property

On July 31, 2003, we entered into a mining lease with Newmont Mining Corporation for patented fee land totaling 1,123 acres, and also received a quit claim deed for 340 acres consisting of 17 unpatented mining claims. On August 10, 2005 we agreed with Newmont to amend the terms of the mining lease by postponing certain exploration expenditure requirements to November 30, 2005. The property is known as the Lantern Property. Platoro West Incorporated, a corporation controlled by one of our directors, namely William Sheriff, is also a party to the Mining Lease.  Specifically excluded from the agreement are 22 unpatented mining claims under lease to Romios Gold Resources, Inc. a Canadian corporation.

Platoro West Incorporated began negotiating with Newmont in 2002 to acquire the Lantern Property and made certain maintenance fee payments in respect of the claims comprising the Lantern Property in contemplation of a definitive agreement being reached with Newmont. In 2003, as part of these negotiations, Platoro proposed to Newmont that Platoro would lease the Lantern Property from Newmont and, in turn, sublease the Lantern property to us. Newmont requested instead that both Platoro and ourselves be party to the mining lease agreement. We have agreed with Platoro that we will reimburse Platoro for all out-of-pocket costs incurred by it in respect of maintaining the Lantern Property prior to the date of the mining lease agreement and that, in the event that we do not elect to conduct exploration work on the Lantern Property, we will transfer the Lantern Property to Platoro, subject to the terms of the mining lease agreement. We are of the view that this arrangement was determined through arm’s length negotiation and does not give rise to a conflict of interest with William Sheriff (a current director)  or Platoro.

The Lantern Property is located in Pershing County, Nevada, about 62 miles from Winnemucca, Nevada. Access to the property is from the town of Lovelock located on Interstate Highway No. 80 over Nevada State Route 399 for 15 miles and then an additional 35 miles to the north over unimproved gravel roads.

Lantern Property Map Image – lantern.jpg

The 17 unpatented mining claims deeded to us as part of the Lantern Property are as follows:

Name	NMC Number	Expiry Date
Petal 1-8	772574-772581	August 31, 2005
Petal 29-36	772602-772609	August 31, 2005
Petal 38	772611	August 31, 2005

The leased portions of the Lantern Property are 29-OSP-0001(NLRC 182054) and 29-OSP-0006(182092).

Under the lease agreement as amended, we are required to spend the following amounts on exploration and assessment work:

•

$62,500 before November 30, 2005;

•

•

$50,000 during the 12 month period ended July 31, 2007;

•

$50,000 during the 12 month period ended July 31, 2008;

•

$50,000 during the 12 month period ended July 31, 2009;

•

$50,000 during the 12 month period ended July 31, 2010;

•

$50,000 during the 12 month period ended July 31, 2011;

•

$50,000 during the 12 month period ended July 31, 2012; and

•

$100,000 during the 12 month period ended July 31, 2013 and each July 31 thereafter as long as the agreement is in effect.

The lease is subject to a maximum 4 % Net Smelter Return (NSR) royalty in favor of Newmont Mining Corporation. Newmont Mining Corporation also retained a preferential ore processing right. We are required to undertake a feasibility study.

While as at the date hereof we have sufficient funds to pay the initial exploration and assessment work due by November 30, 2005, there is no guarantee that we will have sufficient funds to make such payment when due. In the event that we do not have adequate funds available we will either seek advances from our directors or officers, or engage in additional offerings of our stock. At present, we have made no arrangements to do any of these two methods of fund raising.  In the event that we determine that the Lantern Property does not merit further exploration, we will not make any further exploration expenditures. If we fail to make the exploration expenditures the mining lease will terminate and we will lose our interest in the Lantern Property.

We are also responsible for all taxes and federal maintenance fees for the property. Prior to completion of a feasibility study, and upon payment to us of 50% of the exploration expenditures made by us to that date, Newmont has the right to require us to enter into a joint venture agreement, with Newmont having a 51% interest and us a 49% interest.   Newmont will also be required to pay all expenditures by the joint venture up to an amount equal to 200% of the exploration expenditures made by us to that date.  Newmont may also require us to enter into the joint venture agreement within 90 days of the delivery of the completion of a feasibility study by paying to us 100% of the exploration expenditures made by us to that date, in which case Newmont will also be required to pay all expenditures by the joint venture up to an amount equal to 300% of the exploration expenditures made by us to that date.  We can terminate the Agreement at any time after spending $100,000 on exploration and assessment work.

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

Acquisition of our interests in the Lantern Property was based on the professional judgment and evaluation of two exploration geologists, Thomas Skimming and William Utterback. Mr. Skimming is and Mr. Utterback was, members of our board of directors with extensive exploration experience in the State of Nevada.  Messrs. Skimming and Utterback have no interest in the Lantern Property.

Lantern Property - Climate and Physiography

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

Lantern Property - History

Since 1980, several companies, principally Santa Fe Pacific Gold Corporation and Newmont Mining Corporation have conducted comprehensive exploration programs within portions of the boundaries of the existing Lantern Property. This work, consisting largely of geological mapping, soil and rock geochemical surveys, various geophysical surveys and extensive drilling, identified a low-grade resource.  Higher grade intercepts of gold mineralization were encountered in banded, epithermal quartz veins during the drilling but were never evaluated with deeper, systematic drilling. The earlier exploration programs focused on the potential for a low-grade, bulk tonnage-type of gold deposit on the property but did not address the potential of a deeper, high-grade, bonanza-type of gold mineralization.

Lantern Property - Budget

We estimate that an initial exploration program on the Lantern Property will cost approximately $200,000. This amount provides for an in-depth review and assessment of the results from all the previous exploration carried out on the Lantern Property for which technical data and general information is available to us and approximately 10,000 feet of reverse circulation drilling which would include geological supervision, logging, sampling, assaying and general administrative costs.  However, we do not plan to undertake any specific exploration activities on the Lantern Property until such time as the litigation between Newmont and Nevada Land and Resource Company LLC is resolved.

Quartz Mountain Property

Pursuant to the terms of an Option Agreement made as of October 15, 2003 with Seabridge Gold Corporation (a wholly-owned subsidiary of Seabridge Gold Inc.) (“Seabridge”) we acquired an exclusive option to earn a 50% interest in 67 unpatented mining claims located in Lake County, Oregon known as the Quartz Mountain Property, subject to certain exclusions.    Our rights pursuant to the Option Agreement specifically exclude a reported 2.7 million ounce low-grade gold resource, discussed below.  Our exploration program is focused on other reported grades of mineralization.

Pursuant to the terms of the Option Agreement, in order to maintain our option and earn the 50% interest we must:

•

incur cumulative exploration expenditures of $1,500,000 on or before October 15, 2008 as follows

o

by October 15, 2004, $100,000 (which exploration expenditures have been incurred),

o

by October 15, 2005, $250,000 (which exploration expenditures have been incurred),

o

by October 15, 2006, $500,000 (which exploration expenditures have been incurred), and

o

by October 15, 2008, $1,500,000;

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

We are required to make the first $100,000 of expenditures (which expenditures have been made) and to pay all fees required to keep the Quartz Mountain Property in good standing.  Once we have made the first $100,000 of expenditures we may terminate the Option Agreement on 60 days written notice to Seabridge.

We have also agreed with Seabridge that, if the parties to the Option Agreement acquire any additional mineral properties within two miles of the outer boundaries of the Quartz Mountain Property, such properties will immediately be subject to the Option Agreement.

The Option Agreement is subject to two Royalty Agreements, the first of which is between Seabridge and William M. Sheriff, one of our directors (the “Sheriff Royalty”) pursuant to a Royalty Agreement dated December 18, 2001, and the second of which is between Seabridge and Quartz Mountain Resources Ltd. (the “QMR Royalty”) pursuant to an Asset Purchase and Sale and Royalty Agreement dated December 17, 2001.  Pursuant to the Sheriff Royalty, Mr. Sheriff is entitled to a 0.5% net smelter returns royalty from all ore mined on the Quartz Mountain Property, and pursuant to the QMR Royalty, Quartz Mountain Resources Ltd. is entitled to a 1% net smelter returns royalty from all ore mined on the Quartz Mountain Property.  We are of the view that the arrangement with Seabridge was determined through arm’s length negotiation.

The claims are registered in the name of Seabridge and are described as follows:

Name	Date Recorded	NMC Number	Expiry Date
4 Squares 1-8, amended	March 29, 1962	22755-22762	August 31, 2005
Angel 7-8	October 5, 1956	22763-22764	August 31, 2005
FH 5-12, 21, 23-27, 29-35, 64-65, amended	September 1, 1983	45146-45153, 45162, 45164-45168,45170-45176, 45205, 45206	August 31, 2005
FH 14, 22, 28, 36, 66, amended	August 16, 1984	45155, 45163, 45169, 45177, 45207	August 31, 2005
NQTZ 108, 110, 143-148	February 1, 1985	81602, 81603, 81627-81632	August 31, 2005
NQTZ 191, 193	February 3, 1985	81659, 81661	August 31, 2005
QTZ 31, 32, 34, 41	June 18, 1983	63755, 63756, 63758, 63765	August 31, 2005
QTZ 43, 67-70, 77, 79	June 19, 1983	63767, 63791-63794, 63801, 63803	August 31, 2005
TRA 1-8	September 1, 1983	66682-66689	August 31, 2005

The Quartz Mountain Property is located in the Fremont National Forest in south-central Oregon approximately 30 miles west-northwest of the town of Lakeview on Oregon State Highway 140 as shown on the following map.

Quartz Mountain Property Map Image - quartz.jpg

The Property consists of three distinct mineralized areas, known as the Angel's Camp, Crone Hill and Quartz Butte.  Access to the Quartz Mountain Property from Highway 140 is via several secondary paved and gravel service access roads to the Fremont National Forest that are maintained by the United States Forest Service.

The acquisition of the Quartz Mountain Property was based on a review of the results of a number of exploration programs that were carried out in the past and on the professional judgment and evaluation of two exploration geologists, Thomas Skimming and George Cole.   Mr. Skimming is, and Mr. Cole was, members of our board of directors with extensive exploration experience in the State of Oregon.  Messrs. Skimming and Cole have no interest in the Quartz Mountain Property.

There are no known reserves on the Quartz Mountain Property.  Our drilling program is exploratory in nature.

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

History

From 1982 to 1996, comprehensive exploration programs were carried out at different time periods by The Anaconda Company, Wavecrest Resources Ltd., Galactic Resources Ltd., Pegasus Gold Corporation and Newmont Exploration Ltd. within the boundaries of the existing Quartz Mountain Property.  These programs, which consisted essentially of geological mapping, soil and rock geochemistry, various geophysical surveys and extensive reverse-circulation and core drilling identified a total (measured, indicated and inferred) low-grade resource reported to contain 2.7 million ounces of gold.  Higher grade intercepts of gold mineralization were encountered in silica flooded sulphide breccias, multiple quartz veinlets and banded, epithermal quartz veins during the drilling but, excluding a small drill program that was carried out by Quartz Mountain Gold Corporation (a joint venture between Wavecrest Resources Ltd and Galactic Resources Ltd) during the fall of 1988, these high grade gold intercepts were never evaluated with deeper, systematic drilling.  Earlier exploration programs focused on the potential for a low-grade, bulk tonnage-type of gold deposit.

Little to no work has been performed on the Quartz Mountain Property from 1996 to the commencement of our exploration program.

Results of Exploration Activities to Date

We completed the first phase of an exploratory diamond drill and sampling program on the Quartz Mountain Property in 2004. Previous exploration work concentrated on low-grade gold mineralization amenable to open pit mining with little or no attention given to the high-grade, feeder structures commonly associated with large epithermal gold systems. These high-grade, feeder structures at the Quartz Mountain Property were the principal focus of our drill program.

A total of 18 HQ diameter diamond drill holes with an aggregate length of 14,069 feet were drilled. All drill holes were surveyed by digital camera approximately every 100 feet of advance by Company staff. Routinely, diamond drill core was photographed, logged, halved lengthwise with a diamond saw and sampled. Samples were submitted to ALS Chemex Labs in Reno, Nevada where they were analyzed for gold and silver using the Au -AA26 fire assay and AAS method with 50 g nominal sample weight (assay range 0.010 - 100,000 ppm). Samples were also analyzed for trace elements using ME -ICP41, 34 element aqua regia acid digestion and ICP -AES. Sample preparation and gold & silver analyses were carried out in the ALS Chemex Laboratory in Reno, Nevada. All other analyses were performed by ALS Chemex 's Laboratory in Vancouver, British Columbia.

Angel's Camp

A total of 9 holes totaling 5,903 feet in length were drilled in the Angel's Camp area. In all, 171 samples were selected from the drill core for analysis.

Drill hole AC-1 intersected 105 feet of gold mineralization (from the collar of the hole to 105.0 feet) within an iron-stained heterolithic tuff which averaged 0.037 ounces per ton ("opt") in gold. Within this section, two zones of higher grade mineralization associated with an area of pervasive, banded epithermal veins within the tuffs, assayed 0.123 opt over a 10.0 feet interval (from 40.0 to 50.0 feet) and 0.066 opt over a further 10 foot interval (from 60.0 to 70.0 feet) respectively. The latter zone contained an average of 0.65 opt in Ag over the same interval.

Drill hole AC-2 was drilled to a depth of 570 feet through a sequence of rhyolitic tuff and basalt with no evidence of any epithermal activity. None of the core from this hole was assayed.

Drill hole AC-3 intersected 100 feet of gold mineralization (from 190.0 to 290.0 feet) within the same iron-stained tuff encountered in hole AC-1, and averaged 0.042 opt in gold. Within this section, a zone of banded epithermal veins from 222.5 to 233.5 feet (11.0 feet) averaged 0.20 opt in Au and 0.39 opt in Ag.

Drill holes AC-4, AC-5, AC-7 and AC-9 encountered only low levels of gold mineralization within a basaltic unit containing weak epithermal vein and stockwork development. One narrow section from 383.2 to 386.8 feet (3.6 feet) in hole AC-4 assayed 0.114 opt Au.

Drill hole AC-10 intersected 60 feet of gold mineralization (from 155.0 to 215.0 feet) within a rhyolitic lithic tuff which has a weighted average grade of 0.179 opt in gold. The mineralized zone is associated with a high incidence of banded epithermal veins and epithermal breccias within the lithic tuff. Within the envelope of lower grade gold mineralization, a 5.5 foot thick (from 191.5 to 197.0) sooty, clay-rich fault zone containing 50% fragments of banded, epithermal vein material assayed 1.735 opt Au and over 3.00 opt Ag (overlimit assays pending) which disproportionately influenced the weighted average grade for the wider intersection of gold mineralization in the hole.

Drill hole AC-11 intersected 90 feet of gold mineralization (from 225.0 to 315.0) across a contact between a rhyolitic lithic tuff and a vesicular basalt which averaged 0.073 opt in gold with subordinate amounts of silver. Within this broader area, a 14.0 feet zone (from 255.0 to 269.0 feet) of banded, epithermal veins associated with adularia, averaged 0.293 opt Au and 0.336 opt Ag over the entire 14.0 feet width.

Crone Hill

Three holes (QM-727, QM-731 and QM-733) totaling 2,377.5 feet in length were drilled in the Crone Hill area. In all, 337 samples were selected from the drill core for chemical analyses: 68 samples from hole QM-727 ; 173 samples from hole QM-731 and 96 samples from hole QM-733.

Drill hole QM-727 intersected a continuous section of gold mineralization from 195.0 to 430.0 feet (235.0 feet) in the hole within a heterolithic tuff and tuff breccia which contained a weighted average of 0.028 opt Au. Within this section, from 362.2 to 370.0 (7.8 feet) at a contact between the tuffs and a vesicular basalt, a zone of banded epithermal veins assayed 0.11 opt Au and 0.32 opt Ag. Also included in the wider section from 395.0 to 410.0 (15.0 feet) a bleached, brecciated zone averaged 0.10 opt Au with marginal values in Ag.

Drill hole QM-731 intersected several zones of gold mineralization within a heterolithic tuff and a basalt which have been liberally intruded by a network of narrow banded, epithermal veins, breccias and sulphide veinlets. From 275.0 to 315.0 (40.0 feet) a mineralized zone averaged 0.022 opt Au ; from 363.5 to 410.0 (46.5 feet), a similar zone averaged 0.056 opt Au and from 429.0 to 480.0 (51.0 feet) a section containing an average of 0.032 opt Au was encountered. Within the section from 363.5 to 410.0, a higher grade zone from 368.5 to 383.0 (14.5 feet) averaged .105 opt Au. Only low levels of Ag are associated with these gold-bearing sections.

Drill hole QM-733 encountered a wide zone of gold mineralization from the collar of the hole to 220.0 feet (220.0 feet) within a limonitic, heterolithic tuff and a basalt. This zone averaged 0.05 opt Au with consistent low levels of Ag. Within this zone, a network of narrow, banded epithermal veins from 88.5 to 104.4 (15.9 feet) assayed 0.10 opt in gold.

Also within the wider zone, a 5.5 feet section (119.0 to 124.5) of epithermal veins at the tuff/basalt contact assayed 0.522 opt Au. An area of pervasive banded, epithermal veins was intersected in hole QM-733 from 150.0 to 170.5 (20.5 feet) which averaged 0.16 opt Au.

Quartz Butte

Six holes (QM-725, QM-726, QM-728, QM-729, QM-730 and QM-732) totaling 5,789 feet in length were drilled in the Quartz Butte area. In all, 157 samples were selected from the drill core for chemical analyses: 13 samples from hole QM-725; 50 samples from hole QM-726 ; 38 samples from QM-728; 1 sample from QM-729; 34 samples from QM-730 and 21 samples from hole QM-732. Drill Hole QM-725 encountered 32 feet of 0.050 opt Au. Drill hole QM-728 encountered 10 feet of 0.050 opt Au and an additional 5 feet of 0.055 opt Au. Drill Hole QM-732 encountered 80 feet of 0.040 opt Au. Drill Holes QM-726, QM-729, QM-730 encountered very low gold values.

Budget

To date we have expended approximately $975,000 on exploration of the Quartz Mountain Property.  We are currently reviewing the results of our 2004 exploration program on the Quartz Mountain Property to determine the scope of further exploration work.  In the event we determine the Quartz Mountain Property does not merit further exploration, we will not make any further exploration expenditures. If we fail to make the exploration expenditures, the Option Agreement will terminate and we will lose our interest in the Quartz Mountain Property.

Miller Property

In January, 2004 we entered into a Mining Lease and Agreement with Pacific Intermountain Gold Corporation  (“Pacific”) pursuant to which we leased 21 unpatented lode claims located in Esmeralda County, Nevada known as the “Miller Property”.  William Sheriff, one of our directors, holds a minority (10%) interest in Pacific Intermountain Gold Corporation.  Under the Mining Lease and Agreement we have paid an advance royalty of $5,000 and were required to complete a $20,000 work commitment by January 23, 2005.  We have subsequently agreed to carry forward this $20,000 work commitment to January 23, 2006. In order to maintain the lease we are required to make the following additional advance royalty payments and exploration expenditures:

Date	Advance Royalty Payment	Exploration Expenditure
January 23, 2004 (paid)	$5,000	$Nil
January 23, 2005 (paid)	7,500	$Nil
January 23, 2006	10,000	$55,000
January 23, 2007	15,000	$50,000
January 23, 2008	30,000	$70,000
January 23, 2009 and every January 23 thereafter	$50,000	$100,000, until commencement of commercial production

Pursuant to the Mining Lease and Agreement the Miller Property is subject to a sliding scale net smelter returns royalty ranging from 2% for gold prices under $300.00/oz to 5% for gold prices in excess of $500.00/oz.  Advance royalty payments are credited against the sliding scale net smelter returns royalty.  We are of the view that the arrangement with Pacific was determined through arm’s length negotiation.

While currently we have sufficient funds to make the advance royalty payments and exploration expenditures due by January 23, 2006, there is no guarantee that we will have sufficient funds to make future advance royalty payments and exploration expenditures when due.  In the event we do not have the funds available, we will either seek advances from our directors or officers, or engage in additional offerings of our stock. At present, we have no arrangements to do any of these two methods of fund raising. In the event we determine the Miller Property does not merit further exploration, we will not make any further advance royalty payments or exploration expenditures. If we fail to make the advance royalty payments or exploration expenditures, the Mining Lease and Agreement will terminate and we will lose our interest in the Miller Property.

The claims comprised in the Miller Property are registered in the name of Pacific Intermountain Gold Corporation and are described as follows:

Name	Date Recorded	BLM Serial Number	Expiry Date
AS-1 – AS-21	December 30, 2002	839526-839546	August 31, 2005

Pursuant to the terms of the Mining Lease and Agreement we have also agreed with Pacific Intermountain Gold Corporation that, in the event we locate any additional unpatented mining claims within an “Area of Interest” surrounding the Miller Property, such claims will be subject to the Mining Lease and Agreement. The “Area of Interest” extends 5,280 feet from the exterior perimeter of the Miller Property.

The Miller Property is located in Esmeralda County in the southwestern portion of the State of Nevada, approximately 13 miles in a straight line, west of the town of Tonopah located at the intersection of U.S. Routes 6 and 95, as shown on the following map.

Miller Property Map Image – miller.jpg

Access to the property is from the town of Tonopah, west on U.S.Route 6 for a distance of 12 miles and then an additional 8.5 miles in a south-southwesterly direction over a dirt road, suitable only for a 4-wheel drive vehicle.

The acquisition of the Miller Property was based partly on a review of the results of previous work carried out on the property, but mainly on an on-site visit to the property by Thomas Skimming, William Utterback, George Cole, Kathy Tureck, our former Exploration Manager and Dave Rowe, a geological consultant  of ours, all of whom, collectively, concluded that the property was one that exhibited considerable exploration potential for high-grade, bonanza-type gold mineralization at depth and as a result, recommended to our management that an option to acquire the property be negotiated with the property owners.  All of the preceding persons are qualified geologists with considerable exploration experience both in the state of Nevada and worldwide.

Miller Property - Climate, Local Resources and Physiography

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

Miller Property - Geology & Exploration History

A number of small gold and silver prospects dating back to the late 1800s occur both on the Miller Property and on the surrounding area.  Dickenson-Nevada Mines held a property (now encompassed by the Miller Property) in the late 1980s and conducted extensive soil sampling which identified a large area, approximately one mile in length, which contained anomalous amounts of gold and silver.  Six holes totaling 2,470 feet in length were drilled to test these anomalies to depths ranging between 355 and 505 feet by Dickenson-Nevada.  Although the anomalies were targeted, the vein characteristic of the chalcedony was not clearly recognized explaining why the veins were only intersected in two holes.  Drill hole MS-1 intersected the quartz veining at about 115 feet with a high gold assay of .03 opt.  Hole MS-2 intersected a 40 foot thick zone of chalcedonic veining between 160 and 200 feet which assayed .01 opt in gold.  Based upon field observations of the texture of the veining, the boiling zone is likely to be 300 to 700 feet below the surface.  The boiling zone would be the preferred target for bonanza style mineralization.  It is significant to note that there is not a single vein trending N-S as suggested by some of the existing data but rather there is a zone of en echelon, high level, epithermal veins each of which trends to the NNE.  The existence of multiple veins, the length of the vein (i.e. +5000 feet in length), the evidence of multiple phase Tertiary igneous activity and the lack of modern exploration are all positive indicators suggesting the potential of bonanza style epithermal mineralization at depth on the Miller Property.

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

Miller Property - Budget

An exploration program to assess the significance of the gold-bearing, epithermal quartz vein system on the property has yet to be developed and budgeted; however, an initial minimum program involving an expenditure of $75,000 is envisaged.  This amount would provide for detailed geochemical and geophysical surveys and approximately 3,000 feet of reverse circulation drilling which would include geological supervision, logging, sampling assaying and general program administrative costs.

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

Seven Troughs Property

In March, 2004 we acquired a perpetual lease of a total of 103 patented lode mining claims and 246 unpatented lode mining claims located in Pershing County, Nevada known as the Seven Troughs Property from Newmont Capital Limited (“Newmont”) pursuant to the terms of a Minerals Lease, Sublease and Agreement between ourselves and Newmont.

In June, 2005 we completed a 7,700 foot (2,348 m) reverse circulation drilling program on the Seven Troughs Property.  The holes ranged from 755 to 1305 feet in depth and averaged 1100 feet.  Seven reverse circulation drill holes were completed.  Drilling results indicated that a low-grade, bulk mineable target may exist.  However, no significant assays were returned from the vein targets and structural complications including a high density of dikes make the evaluation of the high grade veins difficult.

In July, 2005 we notified Newmont that we were terminating the Minerals Lease, Sublease and Agreement.

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

Atlas Database Corp. was acquired pursuant to an Agreement and Plan of Merger between ourselves, Atlas Database Acquisition Corp., our wholly owned subsidiary, Atlas Database Corp., Platoro West Incorporated (“Platoro”) and William M. Sheriff, a member of our board of directors. Mr. Sheriff is the sole Shareholder of Platoro which was, in turn, the sole shareholder of Atlas Database Corp. Pursuant to the terms of the Agreement and Plan of Merger, 6,000,000 shares of our common stock were issued to Platoro in exchange for all of the issued and outstanding shares of Atlas Database Corp., Atlas Database Acquisition Corp. merged with and into Atlas Database Corp. and its separate existence ceased. As a result of the foregoing, Atlas Database Corp. is now our wholly-owned subsidiary.

The purchase price for the Atlas Database of 6,000,000 shares of our common stock was determined through arm’s length negotiations between ourselves and Platoro.

Atlas Database Corp. was formed in January, 2003 and was assigned all of Platoro’s right, title and interest in and to the Atlas Database in exchange for $15,000 cash. Prior to the Agreement and Plan of Merger, Platoro was the sole shareholder of Atlas Database Corp. and therefore its parent company.

Platoro’s interest in the Atlas Database was acquired pursuant to a Bill of Sale and Letter Agreement between Platoro and Atlas Minerals Inc. dated June 10, 2000. The purchase price paid by Platoro to Atlas Minerals Inc. was $15,000 cash. As required by the Letter Agreement, we have agreed to comply with the terms thereof. Accordingly, we are required to allow Atlas Minerals Inc. access to the data contained in the Atlas Database for competitive purposes, provided that Atlas Minerals Inc. provides reasonable notice. To date, Atlas Minerals Inc. has not requested access to the data. The Letter Agreement does not provide for sales of any of the data contained in the Atlas Database by Atlas Minerals Inc. to third parties, it only requires that we grant access to the data for competitive purposes. However, it does not specifically prohibit such sales nor would we receive any portion of sales proceeds. We have not obtained a legal opinion on whether or not Atlas Minerals Inc. has the right to sell any of the data contained in the Atlas Database to third parties. However, we are of the view that such sales would be a violation of the terms of the Letter Agreement and would take steps to prevent such sales. We can give no assurance that we would be successful in this regard. Pursuant to the terms of the Letter Agreement, Atlas Minerals Inc. is entitled to access the Atlas Database for the purpose of competing directly with us. Pursuant to the terms of the Letter Agreement, in the event we sell any of the data to a third party we are required to pay Atlas Minerals Inc. 25% of the proceeds of the sale. We do not require Atlas Minerals Inc.’s consent to sell any of the data in the Atlas Database to any third party.

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

National Instrument 43-101 Disclosure

All resource estimates contained herein, while considered to be reliable and relevant, do not use categories as defined in National Instrument 43–101.  All resource estimates are based on prior data and reports obtained and prepared by previous operators, and the reader is cautioned that none of the calculations conform to National Instrument 43-101 requirements for reporting reserves and resources. We have not done the work necessary to verify the classification of the mineral resource estimates. We are not treating the mineral resource estimates as a National Instrument 43-101 defined resource verified by a qualified person. As such, the historical estimates should not be relied upon. All of our properties will require considerable further evaluation, which our management and consultants intend to carry out in due course.

Exploration Facilities

We have no plans to construct a mill or smelter on any of our mineral claims until an ore body of reasonable worth is found (which may be never).

While in the exploration phase, our crews will be living in the towns nearby our mineral properties to avoid building any permanent facilities.

Other Material Mineral Properties

Other than the foregoing (and other than any additional mineral properties which we have acquired by staking but have not yet developed exploration plans for) we have not acquired any other significant mineral properties.  We plan to continue to seek other significant mineral properties during the next year so as to diversify our holdings. Any mineral property acquisitions may involve the issuance of substantial blocks of our shares.

Employees and Consultants

As at April 30, 2005, we did not have any employees either part time or full time. Daniel T. Farrell, our Chairman, Chief Executive Officer, Secretary and director and Art Ettlinger, our President and Chief Operating Officer devote substantially all of their time to our operations pursuant to consulting arrangements. Our other directors serve on an “as needed” basis.  We have entered into consulting agreements pursuant to which we have appointed a Chief Geologist and Senior Geological Consultant as follows:

Douglas H. Underhill, Ph.D., M.B.A.

We have entered into an agreement with Dr. Douglas H. Underhill pursuant to which we have appointed Dr. Underhill as our Chief Geologist.  Dr. Underhill is an economic geologist with nearly 30 years international experience with uranium project development and analysis. He has broad based experience in all phases of commercial uranium programs, as well serving as a uranium specialist at the International Atomic Energy Agency in Vienna. Widely recognized in the international arena, his specialties include uranium geology and resources, project evaluation - including both conventional and in situ leach, and through supply-demand analysis. He prepared the IAEA contribution to the biennial joint OECD/NEA-IAEA world report "Uranium Resources, Production and Demand" (the "Red Book") from 1993-2000; and

William M. McKnight Jr., M.S.

We have entered into an agreement with William McKnight pursuant to which we have appointed Mr. McKnight as our Senior Geological Consultant.  Mr. McKnight is a Registered Professional Geologist with over 35 years experience in all facets of uranium extraction operations.  In 1978 he helped found Uranium Resources Inc., and over the next twenty years held various positions with URI including Executive Vice President, Senior Vice President (Operations), Chief Operating Officer and Director.  He directed URI’s operations in South Texas and New Mexico, which included two uranium production leach plants.  From 1968 to 1977 he held various positions with Mobil Oil Corp., including Uranium Operations Manager.  Mr. McKnight holds a B.S. in Geology from Centenary College in Shreveport, Louisiana and a M.S. in Sedimentary Geology from Florida State University

We are not party to any employment contracts or collective bargaining agreements. Our management is of the view that the western United States has a relatively large pool of people experienced in exploration of mineral properties; being mainly geologists and mining consultants. In addition, there is no lack of people who have experience in working on mineral properties either as laborers or prospectors. As a result, we intend to use independent workers and consultants on a part-time basis.

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

Our current operating funds will cover our current exploration programs on our mineral properties.  However, in order for us to perform any further exploration or extensive testing we will need to obtain additional financing.  In addition, we may decide to reallocate our resources as between our mineral properties or we may acquire additional properties which we consider to have greater geological merit than our current properties and we may decide to reallocate our resources to such properties.  As of July 27, 2005, we had cash in the amount of approximately $5.7 million. We currently do not have any income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place our mineral claims into commercial production. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for minerals and the costs of exploring for or mining these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices are located at 309 Center Street, Hancock, MI 49930.  At the present time, these offices are provided to us by our Chief Executive Officer without charge. Our operations offices are located at 120 Adelaide Street W., Suite 512, Toronto Ontario Canada M5H 1T1.  We believe that this space is sufficient at this time. However, we may move to expanded office space when and if our business expands. Other than the Atlas Database and the mineral properties discussed under the heading “Our Business” we do not have any material assets and, as such, we do not own any real or personal property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On April 1, 2005 the Company held a Special Meeting of Stockholders to amend and allocate additional shares to the 2003 Key Employees Stock Option Plan.  Information is incorporated by reference from the Company’s Schedule 14C Definitive Information Statement dated March 7, 2005.  17,227,596 votes were cast at the Meeting, 11,213,596 votes for, 14,000 votes against and 6,000,000 votes abstaining.  Accordingly, the resolutions to amend and allocate additional shares to the 2003 Key Employees Stock Option Plan were carried.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On November 24, 2003 we were approved for listing on the Over-the-Counter Bulletin Board under the symbol “QCYR”.  On July 7, 2004 we changed our name to “Quincy Gold Corp” and were issued a new symbol, “QCYG”.  On May 16, 2005 we changed our name to “Quincy Energy Corp. and were issued a new symbol, “QCYE”.  On October 6, 2004 the shares of our common stock were approved for listing on the TSX Venture Exchange under the symbol “QGO”, which was changed to “QUI” in connection with our change of name on May 16, 2005.

As of July 30, 2005 we had 41,230,997 shares of our common stock outstanding, which shares were held by approximately 161 shareholders of record.   On July 30, 2005 our common stock closed on the Over-the-Counter Bulletin Board at $0.44 per share.

The following table sets forth the range of high and low closing bid quotations for our common stock since our common stock was listed on the Over-the-Counter Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Three Month Period Ended	High	Low
January 31, 2004	$0.90	$0.39
April 30, 2004	$0.86	$0.53
July 31, 2004	$0.60	$0.35
October 31, 2004	$0.57	$0.31
January 31, 2005	$0.85	$0.30
April 30, 2005	$0.78	$0.39

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

Recent Sales of Unregistered Securities

In the past year the Registrant has sold the following securities which were not registered under the Securities Act, other than sales of securities previously reported on in Form 10-QSB or Form 8-K filings made by the Registrant.

•

On April 14, 2005 we issued 50,000 shares of our common stock to Bald Mountain Mining Co. pursuant to the terms of an Option Agreement dated October 15, 2004 between ourselves and Bald Mountain.  These securities were issued in reliance upon the exemption from registration provided by s. 4(2) of the Securities Act.

•

On April 27, 2005 we issued 125,000 shares of our common stock to Energy Metals Corporation pursuant to the terms of an letter agreement dated November 9, 2004 between ourselves and Energy Metals Corporation.  These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchaser was not a U.S. Person as that term is defined in Regulation S.

•

On April 27, 2005 we issued 200,000 shares of our common stock to Canada Enerco Corp. pursuant to the terms of a letter agreement dated February 10, 2005 between ourselves and Canada Enerco Corp.  These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchaser was not a U.S. Person as that term is defined in Regulation S.

•

On June 10, 2005 we issued 1,000,000 shares of our common stock to Energy Metals Corporation pursuant to the terms of an Option Agreement dated May 18, 2005 between ourselves and Energy Metals Corporation.  These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchaser was not a U.S. Person as that term is defined in Regulation S.

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

Equity Compensation Plan Information

The following table sets forth the information regarding our equity compensation plans as at the end of our most recently completed fiscal year:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	2,670,000	$0.33	1,353,099
Equity compensation plans not approved by security holders	Nil	N/A	Nil
Total	2,670,000		1,353,099

See “Employee Stock Incentive Plan” above for a description of the material terms of our equity compensation plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis explains the major factors affecting our financial condition. The following discussion of our financial condition and plan of operation should be read along with the financial statements and notes to the financial statements included elsewhere in this annual report.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. While we believe that we have sufficient resources to continue in business until at least April 30, 2006 we may not be able to continue in business beyond that date unless we obtain additional capital to pay our bills. Our management has not made a commitment of financial support to meet future obligations and we have not generated any revenues and no revenues are anticipated unless and until mineralized material is discovered on the properties that we have an interest in. Accordingly we must raise cash from other than the sale of mineralized materials. We will be conducting research in connection with the exploration of our properties. We are not planning to buy or sell any plant or significant equipment.

Plan of Operation

Our business plan is to proceed with the exploration of our mineral properties to determine whether there are commercially exploitable reserves of uranium, gold, silver or other metals.

We are planning to focus our efforts for the 2005-2006 fiscal year on our prospective uranium properties located in Oregon, New Mexico and Ontario, Canada.

The bulk of our uranium properties require compilation of historic data and recalculation of mineral resources to modern standards.  Over the next twelve months we will be compiling the available data for each of our uranium properties.  We are also currently completing a geological report and a new resource calculation on our Aurora Property, and have taken preliminary steps to further the preparation of geological reports on our Hansen, Hosta Butte and Crownpoint properties.

We are currently in the preliminary planning stages for a Fall 2005 drilling program on our Arizona Strip Breccia Property.  Initial analysis of available data indicates that at least one of our breccia pipes presents a target ready for drilling. We plan to initiate drill permitting in the current quarter.

In the past year we completed drill programs on our Quartz Mountain and Seven Troughs Properties.  Our results from these exploration programs were mixed, and we subsequently determined to suspend further work at Quartz Mountain and to terminate our interest in the Seven Troughs Property.

We intend to initiate a modest reverse circulation drilling program on our Miller Property in Nevada this fall.  It is anticipated that from 2,500 to 3,000 feet will be drilled along vein targets.

As at the date of this report we have sufficient funds to complete the work outlined above.  However, to further advance our uranium resources for categorization at lower levels of risk additional drilling will be needed on at least some of the properties.  We will be in a position to perform this drilling, if needed, during the second half of 2006 at the earliest.  It is likely we will require more financing for these additional work programs.  We have made no arrangements for any such financing and there is no guarantee that such financing will be available.

There are no known commercially viable mineral deposits on any of our mineral properties and any proposed program by us is exploratory in nature. We have not conducted any advanced exploration activities on our mineral properties.  We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in any of our properties until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Results of Operations – Fiscal Year ended April 30, 2005

We did not earn any revenues during the fiscal year ended April 30, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We have incurred operating expenses in the amount of $4,639,076 for the period from inception on May 5, 1999 to April 30, 2005. These operating expenses included: (a) staking fees and exploration costs of $2,094,805; (b) consulting fees of $928,674; (c) professional fees of $320,251; (d) shareholder communication costs of $399,146; (e) administrative expenses of $484,348; (f) stock-based compensation expense of $213,025; (g) foreign exchange loss of $178,827, and (h) financing costs of $20,000.00

We incurred a loss in the amount of $4,639,076 for the period from inception on May 5, 1999 to April 30, 2005. For the fiscal year ended April 30, 2005 only, we incurred a loss of $3,416,084. Our loss for this fiscal year was attributable to staking fees and exploration costs ($1,707,612), consulting fees ($580,449), professional fees ($172,214), shareholder communication costs ($285,632), administrative expenses ($279,070), stock-based compensation expense ($213,025) and foreign exchange loss ($178,082).

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

At April 30, 2005 we had cash and cash equivalents of $6,644,026 and working capital of $6,342,544.  We believe that we currently have sufficient working capital to pay our administrative and general operating expenses through April 30, 2006 and to complete the exploration work programs outlined for the coming year exclusive of further reserve definition drilling.

We will need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to fund our general and administrative expenses beyond December 2005, to make the future lease payments required on mineral properties and to conduct additional exploration programs thereon.  Failure to obtain such additional financing will result in the loss by us of our interests in our mineral properties.  Other than as stated above, we have no agreements or understandings with any person for additional financing.

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

In December, 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment, which supercedes APB No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  Under SFAS No. 123 (revised), all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair value at the date of grant, in the income statement.  The Company adopted SFAS No. 123 (revised) for its fiscal year beginning May 1, 2004.

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

ITEM 7. FINANCIAL STATEMENTS

Auditors' Report	F-2
Consolidated Balance Sheet as at April 30, 2005	F-3
Consolidated Statements of Operations for the two years ended April 30, 2005 and 2004 and for the period from inception on May 5, 1999 to April 30, 2005	F-4
Consolidated Statements of Stockholders' Equity for the period from inception on May 5, 1999 to April 30, 2005	F-5
Consolidated Statements of Cash Flows for the two years ended April 30, 2005 and 2004 and for the period from inception on May 5, 1999 to April 30, 2005	F-7
Notes to Financial Statements	F-8

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Financial Statements Year Ended April 30, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

   Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

We have audited the consolidated balance sheet of Quincy Energy Corp.(formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) as at April 30, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended April 30, 2005 and the cumulative amounts from inception on May 5, 1999 through April 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The related consolidated statements of operations, stockholders' equity, and cash flows from inception of the exploration stage on May 5, 1999 through April 30, 2004 were audited by other auditors whose report dated August 7, 2004 expressed an unqualified opinion. Our opinion on the statements of operations, stockholders' equity and cash flows from inception of the exploration stage through April 30, 2005, insofar as it relates to amounts for prior periods through April 30, 2004, is solely based on the reports of other auditors.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quincy Energy Corp.(formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) as at April 30, 2005 and the results of its operations, stockholders' equity, and its cash flows for the periods indicated above in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective May 1, 2004, the Company adopted the prospective method of recognizing the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

signed "parker simone LLP"

July 7, 2005

Mississauga, Ontario, Canada

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Balance Sheet
As at April 30,	2005
Assets
Current Assets
Cash and short-term investments	$ 6,644,026
6,644,026
Other Assets
Advance (Note 8)	100,000
Database, net of amortization (Note 2)	8,812
Reclamation bonds (Note 3)	104,142
212,954
$ 6,856,980
Liabilities
Current Liabilities
Accounts payable and accruals (Note 8)	$ 301,482
301,482
Stockholders’ Equity
Common stock (Note 6)	40,231
Capital in excess of par value	8,087,318
Contributed surplus	3,067,025
Deficit accumulated during the exploration stage	(4,639,076)
6,555,498
$ 6,856,980

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Statement of Operations
Years Ended April 30,	2005	2004	May 5, 1999 to April 30, 2005
Operating Expenses
Exploration	$ 1,707,612	$ 349,634	$ 2,094,805
Consulting	580,449	321,904	928,674
Shareholder information	285,632	99,783	399,146
Administrative	279,070	141,259	484,348
Stock-based compensation	213,025	-	213,025
Foreign exchange loss	178,082	745	178,827
Professional fees	172,214	108,857	320,251
Financing costs	-	20,000	20,000
	3,416,084	1,042,182	4,639,076
Net Loss	$ (3,416,084)	$(1,042,182)	$ (4,639,076)

Net Loss Per Common Share - Basic	$(0.13)	$(0.06)

Weighted Average Number of Shares	27,158,392	18,620,000

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Statement of Changes in Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Contributed Surplus	Accumulated During the Exploration Stage Deficit
	Shares	Amount
Balance May 5, 1999 (date of inception)
Issuance of common stock for cash at $0.001- June 17, 1999	4,000,000	$ 4,000	$ -	$ -	$ -
Issuance of common stock for cash at $0.001 - July 26, 1999	6,000,000	6,000	-	-	-
Issuance of common stock for cash at $0.10 - August 15, 1999	26,500	27	2,623	-	-
Contributions to capital - expenses- related parties	-	-	10,800	-	-
Net operating loss for the period May 5, 1999 to April 30, 2000	-	-	-	-	(24,058)
Contributions to capital - expenses - related parties		-	10,800	-	-
Net operating loss for the year ended April 30, 2001	-	-	-	-	(17,862)
Contribution to capital - expenses - related parties	-	-	10,800	-	-
Net operating loss for the year ended April 30, 2002	-	-	-	-	(22,906)
Issuance of common stock for cash at $0.15 - November 2002 & January 2003	533,333	533	79,468	-	-
Issuance of common stock for purchase of subsidiary (Note 5)	6,000,000	6,000	5,092	-	-
Issuance of common stock for cash at $0.25 - April 2003	195,250	195	48,618	-	-
Issuance of common stock for payment of debt - at $0.25 - April 10, 2003	148,000	148	36,852	-	-
Contribution to capital - expenses - related parties	-		6,000	-	-
Net operating loss for the year ended April 30, 2003	-	-		-	(115,984)
Issuance of common stock for cash at $0.25 - 2003/2004	2,573,587	2,574	640,822	-	-
Issuance of common stock for property payment at $0.25	50,000	50	12,450	-	-
Issuance of common stock for cash $0.70 - March 2004	3,100,000	3,100	2,166,900	-	-
Net operating loss for the year ended April 30, 2004	-	-	-	-	(1,042,182)
Balance at April 30, 2004	22,626,670	$22,627	$ 3,031,225	$ -	$ (1,222,992)

Quincy Energy Corp.
(formerly Quincy Resources Inc.) and Subsidiary
(an Exploration Stage Company)

Consolidated Statement of Changes in Stockholders' Equity

Common Stock		Capital in Excess of Par Value	Contributed Surplus	Accumulated During the Exploration Stage Deficit
Shares	Amount
Balance at April 30, 2004	22,626,670	$ 22,627	$ 3,031,225	$ -	$ (1,222,992)
Issuance of common stock
for property payment at $0.40	50,000	50	19,950	-	-
Issuance of common stock
for cash at $0.37 - December 2004	11,116,666	11,116	4,065,421	-	-
Fair value assigned to
unexercised warrants	-	-	(2,701,000)	2,701,000	-
Issuance of common stock
for property payment at $0.56	50,000	50	27,950	-	-
Issuance of common stock
for property payment at $0.45	125,000	125	55,875	-	-
Issuance of common stock
for property payment at $0.57	200,000	200	113,400	-	-
Issuance of common stock
on exercise of stock options at $0.25	181,250	181	45,130	-	-
Issuance of common stock
for cash at $0.69 - April, 2005	5,881,411	5,882	4,076,464	-	-
Cost of share issuances-
on private placements	-	-	(647,097)	153,000
Fair value assigned to stock
options granted	-	-	-	213,025	-
Net operating loss
for the year ended April 30, 2005	-	-	-	-	(3,366,084)
Balance at April 30, 2005	40,230,997	$40,231	$8,087,318	$3,067,025	$ (4,589,076)

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Statement of Cash Flows
Years Ended April 30,	2005	2004	May 5, 1999 to April 30, 2005
Operations
Net loss	$ (3,416,084)	$ (1,042,182)	$(4,639,076)
Adjustments to reconcile net loss to cash flow used by operating activities:
Stock based compensation	213,025	-	213,025
Issuance of Common Stock for exploration expenses	217,600	12,500	230,100
Amortization	1,500	1,501	3,494
Net change in non-cash operating working capital items:
Deposit	2,475	(2,475)	-
Accounts payable and accruals	155,610	123,551	338,482
Capital contributions - related party expenses	-	-	38,400
Reclamation bonds	(104,142)	-	(104,142)
Advance	(100,000)	-	(100,000)
Cash flows (used) by operating activities	(3,030,016)	(907,105)	(4,019,717)
Financing
Proceeds from issuance of common stock	8,204,194	2,813,396	11,159,054
Cost of share issuances	(494,097)	-	(494,097)
Cash flows provided by financing activities	7,710,097	2,813,396	10,664,957
Investing
Additions to database	(1,214)	-	(1,214)
Cash flows (used) in investing activities	(1,214)	-	(1,214)
Increase in Cash	4,678,867	1,906,291	6,644,026
Cash and short-term investments at beginning of year	1,965,159	58,868	-
Cash and Short-term Investments at End of Year	$ 6,644,026	$ 1,965,159	$ 6,644,026

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended April 30, 2005

General

Quincy Energy Corp. (Quincy or the Company) was incorporated under the laws of the State of Nevada on May 5, 1999 under the name “Quincy Resources Inc.” On July 7, 2004 the name was changed to “Quincy Gold Corp.” On May 16, 2005, the name was changed to Quincy Energy Corp. Its principal business activity is mineral exploration, operating primarily in the United States and Ontario, Canada.

The Company was organized for the purpose of acquiring and developing mineral properties. The Company has not established the existence of a commercially mineable ore deposit and therefore is considered to be in the exploration stage.

1.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Atlas Database Corp.

Foreign Exchange

The reporting and functional currency of the Company is the US dollar. Certain assets and liabilities are denominated in foreign currencies. Exchange gains and losses arising from the translation of these assets and liabilities are included in the Statement of Operations.

Loss Per Share

Basic loss per share is computed based on the weighted average number of shares outstanding. Diluted loss per share is computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights. Diluted loss per share has not been presented as the factors referred to above are anti-dilutive.

Short Term Investments

Short term investments consist of interest bearing deposits with maturities less than 90 days and are carried at the lower of cost or market value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On April 30, 2005, the Company has a net operating loss carry forward of $4,420,000. The tax benefit of approximately $1,502,800 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not been able to project an estimated future operating profit. The net operating loss expires starting 2015 through 2025.

Mineral Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven mining leases are expensed as incurred.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended April 30, 2005

1.

Summary of Significant Accounting Policies (Continued)

Environmental Requirements

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

Financial Instruments

The carrying amounts of financial instruments, including cash and short-term investments, and accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

Stock-Based Compensation Awards

Beginning in fiscal 2005, the Company began expensing prospective grants of employee stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123". The fair value of awards granted in fiscal 2005 and subsequent years are expensed ratably over the vesting period. Prior to fiscal 2005, the Company accounted for stock options under APB 25, “Accounting for Stock Issued to Employees” and, as allowable, adopted only the disclosure provisions of SFAS No. 123.

In December 2004, the FASB issued a revised Statement 123 (“SFAS 123R”), “Accounting for Stock-Based Compensation” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The effective date for this statement is as of the first interim period that begins after June 15, 2005 (after December 15, 2005 for small business filers). As the Company is accounting for its employee stock-based compensation awards in accordance with SFAS No. 123, adoption of this pronouncement is not expected to have a significant effect on the Company’s results of operations.

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

Reclassification

Certain of the prior year accounts have been reclassified in order to conform with the presentation adopted in the current year.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended April 30, 2005

2.

Acquisition of a Database by Atlas Database Corp. (Subsidiary)

In June 1, 2000, Atlas Database Corp. (Subsidiary) purchased a database for $15,000. The database contains information on the natural resources and exploration developed during the period 1982 through 1997. The majority of the information contained in the database relates to research on bulk mineable precious mineralized material in the Western United States, particularly sediment hosted disseminated gold mineralized material and volcanic hosted disseminated hot springs gold mineralized material from which the Company, and its subsidiary, is using for the Company’s stated business objective of locating, acquiring, and exploring, mineral natural resource properties.

The database is being amortized to expense, on the straight line method, over 10 years starting, on the date of purchase.

3.

Reclamation Bonds

Reclamation bonds consists of bonds and other cash payments made as security to cover the costs of reclamation of the related property. Once the reclamation of the property is complete, the bond will be returned to the Company.

4.

Acquisition of Mineral Leases

The following acquired claims have not been proven to have commercially mineable ore reserves and therefore all costs of exploration and retaining the properties have been expensed.

Silver Bow Property

In February, 2003, the Company optioned 73 unpatented lode mining claims in Nye County, Nevada known as the Silver Bow Property. The terms of the option provide for advanced royalty payments totalling $165,000 by the fifth anniversary date as follows:

$10,000 upon signing (paid)
$15,000 on the 1st anniversary (paid)
$20,000 on the 2nd anniversary (paid)
$30,000 on the 3rd anniversary
$40,000 on the 4th anniversary
$50,000 on the 5th anniversary and yearly thereafter

The vendors maintain a 3 percent Smelter Return (NSR) royalty in the property. The Company has the right to purchase two thirds of the NSR for $1,500,000 and the final third for an additional $2,000,000.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended April 30, 2005

4.

Acquisition of Mineral Leases (Continued)

Lantern Property

On July 31, 2003, the Company entered into a mining lease with Newmont Mining Corporation for patented fee land totalling 1,123 acres, and also received a quit claim deed for 340 acres consisting of 17 unpatented mining claims. The property is known as the Lantern Property. Platoro West Incorporated, a corporation controlled by William Sheriff, one of the Company’s officers and shareholders, is also a party to the Mining Lease.

Under the lease agreement, the Company is required to spend $25,000 on exploration and assessment work during each of the years ended July 31, 2005 and 2006, $50,000 during each of the years ended July 31, 2007 through 2112 and $100,000 each year after that. The lease is subject to a maximum 4 percent NSR.

The title to 1,000 acres of the above property is being challenged in a court action, and is presently on appeal in the Nevada Supreme court.

Quartz Mountain Property

On October 15, 2003, the Company acquired an exclusive option from Seabridge Gold Corporation to earn a 50 percent interest in 67 unpatented mining claims located in Lake County, Oregon known as the Quartz Mountain property.

The terms of the agreement includes payments of cumulative exploration expenditures totalling $1,500,000 on or before October 15, 2008 with the following minimum payments: $100,000 by October 15, 2004 (paid), an additional $150,000 by October 15, 2005, an additional $250,000 by October 15, 2006, and the balance of $1,000,000 by October 15, 2008, and the issuance of 50,000 shares of common capital stock (completed), and 200,000 shares within 30 days of satisfying the expenditures described above. The Company can increase its interest from 50 percent to 62.5 percent if it agrees to fund a feasability study on the property within three years and issues 250,000 common shares upon completion of the feasability study.

Miller Property

During January 2004, the Company entered into a Mining Lease and Agreement with Pacific Intermountain Gold Corporation in which the Company leased 21 unpatented lode claims located in Esmeralda County, Nevada known as the “Miller Property”. The terms of the agreement includes the following lease and minimum royalty and exploration payments.

	Advance Royalty Payments	Exploration Expenditures
January 23, 2004 (paid)	$ 5,000	$ -
January 23, 2005 (paid)	7,500	-
January 23, 2006	10,000	55,000
January 23, 2007	15,000	50,000
January 23, 2008	30,000	70,000
January 23, 2009 and yearly thereafter
until commencement of commercial production	50,000	100,000

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended April 30, 2005

4.

Acquisition of Mineral Leases (Continued)

Miller Property (Continued)

The property is subject to a sliding scale net smelter returns royalty ranging from 2 percent for gold prices under $300/oz to 5 percent for gold prices in excess of $500/oz. Advance royalty payments are credited against the sliding scale net smelter returns royalty.

The Company’s largest shareholder holds a 25 percent interest in Pacific Intermountain Gold Corporation.

Seven Troughs Property

During March 2004, the Company acquired a perpetual lease of mineral properties located in Pershing County, Nevada, known as the Seven Troughs Property from Newmont Capital Limited. The lease consists of three claim groups, which are owned, leased, or optioned by Newmont Capital Limited. Certain of the claims are subject to underlying net smelter returns royalties of 1 percent to 1.5 percent.

The Company is required to satisfy all obligations under the leases for Seven Troughs Property which include reimbursing Newmont for an advance minimum royalty payment of $25,000 (paid) and making payments on or before January 1, as follows:

$50,000 on January 1, 2005 (paid), $75,000 on January 1, 2006, and $100,000 on January 1, 2007 and yearly thereafter.

The advance royalty payments will be credited against 1 percent of the smelter returns royalty payable to the Lessor in respect of certain of the Leases.

The terms of the agreement also includes payments totalling $5,000,000 in exploration expenditures as follows:

$500,000 on or before September 1, 2005
$650,000 on or before September 1, 2006
$850,000 on or before September 1, 2007
$1,250,000 on or before September 1, 2008 and
$1,750,000 on or before September 1, 2009

The $500,000 of exploration expenditures due by September 1, 2005 is a firm commitment by the Company.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended April 30, 2005

4.

Acquisition of Mineral Leases (Continued)

Rattlesnake Hills and Lewiston Properties

In October 2004, the Company acquired Options to earn up to a 100 percent interest in two groups of mineral properties in Natrona and Fremont Counties, Wyoming from Bald Mountain Mining Co.

As consideration for the Options, the Company has paid the sum of $50,000 and issued 100,000 shares.

In order to exercise the option on the first property, the Company must incur cumulative exploration expenditures of $5,000,000 as follows:

$150,000 on or before October 14, 2005
$500,000 on or before October 14, 2006
$1,000,000 on or before October 14, 2007
$2,000,000 on or before October 14, 2008 and
$5,000,000 on or before October 14, 2009

In the event that the Company incurs some, but not all, of the cumulative exploration expenditures on the first property the Company shall be deemed to have earned an undivided 10 percent interest for each $500,000 of cumulative exploration expenditures incurred and will enter into a Joint Venture on the property.

In order to exercise the option on the second property, the Company must incur cumulative expenditures of $1,000,000 as follows:

$100,000 on or before October 14, 2005
$250,000 on or before October 14, 2006
$500,000 on or before October 14, 2007 and
$1,000,000 on or before October 14, 2008

In the event that the Company incurs some, but not all, of the cumulative exploration expenditures on the second property the Company shall be deemed to have earned an undivided 10 percent interest for each $100,000 of the cumulative exploration expenditures incurred and will enter into a Joint Venture on the property.

For each $500,000 of exploration expenditures on both properties the Company is required to issue an additional 50,000 Shares, to a maximum 1,000,000 Shares.

Thirty of the unpatented mining claims comprised in the first property are subject to a 4 percent NSR and twenty-two of the unpatented mining claims comprised in the first property are subject to a 3 percent NSR. The second property is subject to a 3 percent NSR.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended April 30, 2005

4.

Acquisition of Mineral Leases (Continued)

Arizona Strip Breccia Properties

The Company acquired an option to earn up to 50 percent interest in eight mineral properties with identified or indicated breccia pipes located in Coconino and Mohave Counties, Arizona.

As consideration for the options, the Company has paid cash payments in the amount of $10,000 and issued 125,000 shares.

In order to exercise the options in full, the Company is required to spend $1,500,000 on the exploration and development of the properties and issue an additional 525,000 shares as follows:

On or before December 31, 2005	$ 150,000	40,000 shares
On or before December 31, 2006	$ 150,000	85,000 shares
On or before December 31, 2007	$ 300,000	100,000 shares
On or before December 31, 2008	$ 400,000	125,000 shares
On or before December 31, 2009	$ 500,000	175,000 shares

The initial exploration and development expenditure and share commitment of $150,000 and 40,000 shares is a firm commitment. All other exploration expenditures and share commitments are optional.

The Company can earn an additional 20 percent interest if it agrees to fund a bankable feasibility study on the Property.

The Company’s largest shareholder is a significant shareholder and director of the Optionor.

Elliott Lake Uranium Property

The Company acquired an option to earn up to 75 percent interest in ten mineral claims with known uranium mineralization located in Buckles Township, Ontario.

As consideration for the option, the Company has paid CAD$50,000 and issued 200,000 shares.  In order to earn a 50 percent interest, the Company must incur exploration expenditures of CAD$850,000 on the property by September 1, 2008, pay an additional CAD$200,000 and issue an additional 400,000 shares. The Company will earn a 60 percent interest if it incurs aggregate exploration expenditures of CAD$1,850,000 by September 1, 2009.  The Company can earn an additional 15 percent interest if it agrees to fund a bankable feasibility study on the Property.

Hosta Butte, Hansen and McKinley Properties

The Company acquired options to earn up to a 65 percent interest in three separate uranium properties located in New Mexico and Colorado.

As consideration for the options, the Company agreed to issue 3,000,000 shares of common stock and, in order to exercise the options, the Company will be required to spend a total of $4,150,000 on exploration and development of the properties over a four-year period, of which $400,000 would be a firm commitment, and issue up to an additional 1,050,000 shares of common stock per property.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended April 30, 2005

4.

Acquisition of Mineral Leases (Continued)

Hosta Butte, Hansen and McKinley Properties (Continued)

The Company has the right to increase its interest in any or all of the properties to 80 percent if it elects to fund one or more of the properties to a bankable feasibility study and obtain permits for the intended mining and processing operation.  In which case, the Company would be required to issue an additional 250,000 shares of common stock per property.  The Company also agreed to appoint the principal of the optionor to its board of directors and grant him options to acquire 100,000 shares of common stock at a price of CAD $0.72 per share pursuant to the Company’s 2003 Key Employee Stock Option Plan, vesting in four equal amounts every six months beginning September 18, 2005 and expiring March 18, 2010.

The agreement is subject to the Company receiving an acceptable title report and the finalization of a formal operating agreement to govern the relationship of the parties on exercise of the options.

5.

Acquisition of Atlas Database Corp.

On January 24, 2003, the Company acquired all of the outstanding stock of Atlas Database Corp. (Atlas) by the issuance of 6,000,000 restricted common shares of the Company, representing 36 percent of the outstanding shares of the Company after the acquisition. The acquisition was recorded as a purchase with no goodwill recognized. The only asset held by Atlas was the database outlined in Note 2. The stock of Atlas acquired by the Company was valued at $11,092, the remaining book value of the database held by Atlas. The value of the 6,000,000 restricted shares issued by the Company was otherwise undeterminable. The operations of the subsidiary are included in the consolidated statement of operations starting January 24, 2003. There were no contingent terms as part of the acquisition agreement.

6.

Common Capital Stock and Warrants

Quincy is authorized to issue an aggregate of 200,000,000 Common Shares at $0.001 par value.

Since inception, the Company completed private placement offerings of 33,426,747 common shares for $11,113,743, 148,000 shares for payment of a debt, 6,000,000 shares for the purchase of all outstanding shares of Atlas Database Corp., 181,250 shares on exercise of stock options, and 475,000 shares for the purchase of mineral claims.

The Company issued 1,550,000 common share warrants as part of the issuance of 3,100,000 common shares on April 5, 2004. The warrants entitle the holders to purchase 1,550,000 common shares of the Company for $1.00 and will expire in September 2005.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended April 30, 2005

6.

Common Capital Stock and Warrants (Continued)

During fiscal 2005, the Company issued common share warrants pursuant to the private placements as follows:

-

issued 5,558,333 warrants as part of the issuance of 11,116,666 common shares for $0.37 per share on December 21, 2004. The warrants entitle the holders to purchase 5,558,333 common shares of the Company for CAD$0.65, expiring June 21, 2006.  In addition, the agent received an option to purchase 387,833 common shares at CAD $0.45, expiring June 21, 2006.

-

issued 2,452,941 common share warrants as part of the issuance of 4,905,882 common shares on April 1, 2005.  The warrants entitle the holders to purchase 2,452,941 common share of the Company for CAD $1.10, expiring April 1, 2007. The Company issued 487,765 common share warrants as part of the issuance of 975,529 common shares on April 8, 2005. The warrants entitle the holders to purchase 487,765 common shares of the Company for CAD $1.10, expiring April 8, 2007.

The Company has recorded the fair value of warrants issued during fiscal 2005 using the Black-Scholes pricing model based on the following assumptions:

	Warrants				Broker Warrants
Grant Date	Dec 21	April 1	April 8	Total	Dec. 21
No. of warrants	5,558,333	2,452,941	487,765		387,833
Exercise price	$0.52	$0.88	$0.88		$0.36
Expected volatility	102%	96%	96%		102%
Risk-free interest rate	4%	4%	4%		4%
Expected life (years)	1.5	2	2		1.5
Dividend yield	-	-	-		-
Fair value of warrants	$1,874,000	$678,000	$149,000	$2,701,000	$153,000

7.

Stock Options

2003 Key Employee Stock Option Plan

In October 2003, the Company established a 2003 Key Employee Stock Option Plan to provide additional incentive to its directors, officers, employees and consultants in their efforts on behalf of the Company in the conduct of its affairs. During 2005, the Company amended the existing stock option plan such that the maximum number of shares of the Company which are available for issuance pursuant to options granted under the plan was changed from a fixed number being 1,900,000 to a rolling number being 10 percent of the aggregate number of Common Shares outstanding. Under the terms of the plan, all options vest as determined by the Board but not later than 5 years from the grant date and expire on the tenth anniversary from the date of issue, unless otherwise specified.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended April 30, 2005

7.

Stock Options (Continued)

	2005			2004
	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price	No. of Options
Outstanding, beginning of year	$ 0.30	1,895,000	$ -	-
Transactions during the year
Granted	0.39	1,050,000	0.30	1,895,000
Exercised	0.25	(181,250)	-	-
Cancelled	0.41	(93,750)	-	-
Outstanding, end of year	$ 0.32	2,670,000	$ 0.30	1,895,000
Exercisable, end of year	$ 0.26	1,165,000	$ 0.25	417,500

The following table provides additional information about outstanding stock options at April 30, 2005:

	No. of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	No. of Options Currently Exercisable	Weighted Average Exercise Price - Exercisable Options
		(Years)
$0.25 - 0.30	1,945,000	3.9	$ 0.26	1,090,000	$ 0.25
0.40 - 0.45	650,000	4.8	0.45	75,000	0.45
0.50 - 0.60	75,000	4.8	0.59	-	-
	2,670,000	4.1	$ 0.32	1,165,000	$ 0.26

The following table summarizes the assumptions used with the Black-Scholes valuation model for the  determination of the stock-based compensation costs for the stock options granted during the year ended April 30, 2005:

Grant Date	Nov. 1	Feb. 1	Feb. 28	Apr. 29	Total
No. of options granted	250,000	500,000	75,000	225,000	1,050,000
Exercise price	$ 0.30	$ 0.45	$ 0.59	$ 0.30
Expected volatility	97%	101%	99%	96%
Risk-free interest rate	4%	4%	4%	4%
Expected life (years)	5	5	5	5
Dividend yield	-	-	-	-
Stock-based compensation	$ 63,000	$ 199,000	$ 45,000	$ 68,000	$ 375,000
Expensed during the year	$ 13,230	$ 15,920	$ 1,875	-	$ 31,025

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended April 30, 2005

7.

Stock Options (Continued)

In fiscal 2004, the Company applied the intrinsic value method in accounting for its stock-based compensation plan. Accordingly, no compensation expense was recognized for stock option grants because the exercise price of the stock options equalled or exceeded the market price of the underlying stock on the date of the grant to officers-directors or employees. If the Company had measured compensation under the fair value based method for stock options, the net operating loss and loss per share amounts for the year ended April 30, 2004 would have been as follows:

Net loss as reported	$ (1,042,182)
Stock-based employee compensation expense	(141,950)
Net pro-forma loss	$ (1,184,132)

Net loss per common share
As reported	$ (0.06)
Pro-forma	(0.06)

Non-Plan Options

During the year, the Company granted the following non-plan stock options as follows:

	2005			2004
	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price	No. of Options
Outstanding, beginning of year	$ -	-	$ -	-
Transactions during the year
Granted	0.40	425,000	-	-
Outstanding, end of year	$ 0.40	425,000	$ -	-
Exercisable, end of year	$ 0.40	425,000	$ -	-

The weighted average remaining life for the above non-plan options is 3.7 years.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended April 30, 2005

7.

Stock Options (Continued)

The following table summarizes the assumptions used with the Black-Scholes valuation model for the determination of the stock-based compensation costs for the stock options granted during the year ended April 30, 2005:

Grant Date	June 17	July 29	Total
No. of options granted	50,000	375,000	425,000
Exercise price	$ 0.40	$ 0.40
Expected volatility	104%	100%
Risk-free interest rate	4%	4%
Expected life (years)	1	5
Dividend yield	-	-
Stock-based compensation	$ 10,000	$ 172,000	$ 182,000
Expensed during the year	$ 10,000	$ 172,000	$ 182,000

The total stock-based compensation expense including both the stock option plan and non-plan options was $213,025.

8.

Significant Transactions with Related Parties

The Company has paid consultant and management fees of $318,746 for the year ended April 30, 2005.

As at April 30, 2005, there are related party balances in the amount of $31,500 included in accounts payable and accruals.

In January 2005, Quincy advanced $100,000 to Garrison International Ltd. The advance is non-interest bearing and without fixed terms of repayment.

9.

Commitments

On June 17, 2004, the Company retained the services of an investor relation firm for a period of twelve months ending June 16, 2005. The Company paid a one time payment of $5,000 and has also agreed to give an option for 50,000 shares of the Company’s common stock at a price of $0.40 per share until June 16, 2005.

On July 1, 2004, the Company retained the services of an investor relations firm for a period of twelve months ending June 30, 2005. The Company is required to pay to $5,000 per month and has agreed to issue an option to acquire a total of 375,000 common shares at a price of $0.40 per share until June 30, 2009.

On February 11, 2005, the Company entered into a six month management services agreement with its new President and COO pursuant to which it has agreed to pay CAD$10,000 per month and granted options to acquire 500,000 shares of the Company’s common stock at CAD $0.56 per share pursuant to the Company’s 2003 Key Employee Stock Options Plan, subject to vesting over the two years and expiring in 2010.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended April 30, 2005

10.

Subsequent Events

Property Acquisitions

Crownpoint Property

Subsequent to April 30, 2005, the Company acquired an option to earn up to a 65 percent interest in the Crownpoint property located McKinley County, New Mexico.

As consideration for the option, the Company agreed to issue 3,000,000 shares of common stock and pay $350,000. In order to exercise the options, the Company will be required to spend a total of $4,000,000 on exploration and development of the properties over a four-year period, of which $500,000 would be a firm commitment, and issue to an additional 3,150,000 shares of common stock as follows:

On or Before	Exploration and Development Expenditures	Shares
May 12, 2006	$ 500,000	400,000
May 12, 2007	750,000	600,000
May 12, 2008	1,250,000	1,000,000
May 12, 2009	1,500,000	1,150,000

The Company has the right to increase its interest in the property to 80 percent if it elects to fund the property to a bankable feasibility study and obtain permits for the intended mining and processing operation. In which case, the Company would be required to issue an additional 750,000 shares of common stock.

The agreement is subject to the Company receiving an acceptable title report and the finalization of a formal operating agreement to govern the relationship of the parties on exercise of the options.

Aurora Property

Subsequent to April 30, 2005, the Company acquired an option to earn up to a 75 percent interest in 18 unpatented lode claims in Malheur County, State of Oregon and known as the Aurora Property.  The Aurora Property is subject to a 1.5 percent Net Smelter Returns royalty.

As consideration for the option, the Company paid CAD$25,000 and issued 1,000,000 shares.  In order to earn a 51 percent interest, the Company must incur cumulative exploration expenditures of $2,000,000 on the Aurora Property and issue to EMC 1,000,000 shares as follows.  The Company can earn an additional 24 percent interest if it agrees to fund a bankable feasibility study on the Property.

On or Before	Exploration and Development Expenditures	Shares
May 18, 2006	$ 200,000	Nil
May 18, 2007	400,000	333,333
May 18, 2008	600,000	333,333
May 18, 2009	800,000	333,334

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

Year Ended April 30, 2005

10.

Subsequent Events (Continued)

The initial exploration and development expenditure commitment of $200,000 is a firm commitment. All other exploration expenditures and share commitments are optional.

The Company’s largest shareholder is a significant shareholder and director of the Optionor.

Consulting Agreements

On May 12, 2005, the Company retained the services of a geological consultant on a month-to-month basis pursuant to which it has agreed to pay US$4,000 per month and granted options to acquire 25,000 shares of the Company’s common stock at Cdn$0.43 per share pursuant to the Company’s 2003 Key Employee Stock Option Plan, subject to vesting over the two years and expiring in 2010.

Effective June 1, 2005, the Company entered into a month-to-month agreement with its new Chief Geologist pursuant to which it has agreed to pay US$4,000 per month and granted options to acquire 25,000 shares of the Company’s common stock at Cdn$0.45 per share pursuant to the Company’s 2003 Key Employee Stock Option Plan, subject to vesting over the two years and expiring in 2010.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

On May 13, 2005, we were notified by Madsen & Associates, CPA’s Inc. that they would not be pursuing certification by the Canadian Public Accountability Board and for that reason were resigning as our independent public accountants.  Madsen & Associates, CPA’s Inc. report on the financial statements for the years ended April 30, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles.  In addition, there were no disagreements with Madsen & Associates, CPA’s Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused Madsen & Associates, CPA’s Inc. to make reference to the subject matter of the disagreement(s) in connection with their report on the financial statements for the years ended April 30, 2004 and 2003.

On May 13, 2005, we engaged parker simone, Chartered Accountants LLP of Mississauga, Ontario, Canada as our independent public accountants.

The decision to accept the resignation of Madsen & Associates, CPA’s Inc. and appoint parker simone, Chartered Accountants LLP was approved by our board of directors.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Each of our directors is elected by stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating or compensation committees.  Our audit committee is comprised of Messrs. Daniel T. Farrell, Thomas Skimming and John Cullen.

Messrs. Farrell and Skimming should be considered to be a non-independent member of the Audit Committee, None of the audit committee members can be classified as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. The Board of Directors believes that attracting and retaining board members that could be classified as an "audit committee financial expert" is unlikely due to the high cost of such Director candidates.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Full Name and Resident Address	Age	Positions	Date Appointed Director
Daniel T. Farrell(1) 309 Center Street Hancock, MI 49930	67	Chairman, Chief Executive Officer, Secretary and Director	August 30, 2002
Art. D. Ettlinger 5563 45th Avenue Delta British Columbia V4K 1L5	47	President, Chief Operating Officer, Director	February 14, 2005
James N. Fairbairn 31 Baymark Road Thornhill Ontario L3T 3Y4	46	Chief Financial Officer	N/A
William M. Sheriff 7000 Eagle Circle Wylie, TX 75098	46	Director	April 6, 2005
Thomas Skimming(1) 11 Camelot Court Toronto, Ontario M3B 2N4	70	Director	September 18, 2002
John Cullen(1) 37 Amelia Street Barrie, Ontario L4M 1M5	47	Director	April 29, 2003

(1) Member of Audit Committee

The persons named above have held their offices/positions since the date of appointment and are expected to hold their offices/positions until the next annual general meeting of our stockholders.

Background of Officers and Directors

Mr. Daniel Farrell is currently our Chairman, Chief Executive Officer and Secretary and a member of our Audit Committee.  Mr. Farrell has been an officer and director of ours since August 30, 2002. Mr. Farrell devotes substantially all of his professional time to our business and intends to continue to devote this amount of time in the future:

Mr. Farrell has been a corporate development officer with CGX Energy, Inc., an oil and gas exploration company based in Toronto, Ontario, listed on the TSX Venture Exchange. Mr. Farrell has served as President of Diadem Resources Ltd. from December, 1997 through July, 1998, President of Tiaro Bay Resources Inc. from January 1997 through September, 1997 and President of RJK Explorations Ltd. from January, 1996 through December, 1996, all of which are publicly traded companies listed on the TSX Venture Exchange and engaged in the natural resource exploration business. Mr. Farrell was a corporate development officer with Greater Lenora Resources from June, 1994 through December, 1995. From 1991 through the 1994 Mr. Farrell was a financial adviser with American Express in Houghton, Michigan. Mr. Farrell holds a B.S. in geology from Michigan Technological University in Houghton, Michigan.

Dr. Art D. Ettlinger has been our President and Chief Operating Officer since February 14, 2005 and a member of our board of directors since that date. Dr. Ettlinger devotes substantially all of his professional time to our business and intends to continue to devote this amount of time in the future.

Dr. Ettlinger graduated from Michigan Technological University in 1979 with a B.S. in Geological Engineering and in 1981 with a M.S. in Mining Engineering.  In 1990, Dr. Ettlinger received a Ph.D. in Geology from Washington State University.  Dr. Ettlinger has over twenty years of mineral exploration experience working on gold, platinum, diamond, uranium and petroleum projects throughout Canada, the United States, Russia and Central Asia.  Companies and organizations he has worked for as either a mining engineer or geologist include: Schlumberger Well Services, Chevron Resources Corp., Orvana Minerals Corp., Santa Fe Pacific Gold Corp., the British Columbia Geological Survey and the University of British Columbia.  During the period March 1996 through June 2002, Dr. Ettlinger worked as a mining analyst with two Canadian brokerage houses where he followed and reported on the Canadian junior mining sector.  Most recently, Dr. Ettlinger was President and CEO of Dunsmuir Ventures Ltd., a junior natural resource exploration company listed on the TSX Venture Exchange

Mr. James N. Fairbairn has been our Chief Financial Officer since August 20, 2004. Mr. Fairbairn has devoted approximately 10% of his professional time to our business and intends to continue to devote this amount of time in the future:

Mr. Fairbairn, age 46, is a Chartered Accountant with over twenty years of experience with public companies.  He currently serves a chief financial officer CGX Energy Inc., a Canadian-based oil and gas company and Black Pearl Minerals Consolidated Inc., a Canadian-based natural resource exploration company.  Mr. Fairbairn has been a member of the Institute of Chartered Accountant of Ontario since 1987 and holds a Bachelor of Arts degree from the University of Western Ontario in London, Ontario Canada.

Mr. William M. Sheriff has been a member of our board of directors since April 6, 2005.  Mr. Sheriff devotes approximately 5% of his professional time to our business and intends to continue to devote this amount of time in the future.

Mr. Sheriff currently serves as a director of Energy Metals Corporation and Castleworth Ventures Inc (both of which are engaged in the business of natural resources exploration and whose shares are listed on the TSX Venture Exchange) and is the president of Energy Metals Corporation (U.S.), a subsidiary of Energy Metals Corporation.  Mr. Sheriff began his career with Cyprus Minerals-AMOCO in 1980 working on molybdenum deposits in Montana.  From 1981 to 1984 as Research Geologist for Amselco Exploration, Mr. Sheriff was responsible for prospect generation for the southwest USA. From 1985 to present, Mr. Sheriff was f President of Platoro West Incorporated, a minerals exploration firm specializing in project identification and acquisition throughout the western USA.  From 2002 until present, Mr. Sheriff has served as the President of Pacific Intermountain Gold Corporation (PIGCO), a private corporation owned by Seabridge Gold Corporation.  PIGCO holds over 30 advanced gold exploration projects throughout Nevada.  Mr. Sheriff received his BSc in Geology from Fort Lewis College in Durango, Colorado and conducted graduate studies at the University of Texas-El Paso in Mining Geology and Mineral Economics.

Mr. Thomas Skimming has been a member of our board of directors since September 18, 2002. He has also been a member of our Audit Committee since September 10, 2004.  Mr. Skimming devotes approximately 5% of his professional time to our business and intends to continue to devote this amount of time in the future.

Mr. Skimming, P. Eng., is a professional geologist with over 30 years experience in the natural resource exploration industry, having served as a director and officer of several natural resource exploration companies listed on the TSX Venture Exchange. Since 1972 Mr. Skimming has provided geological consulting services as president of Thomas Skimming & Associates Limited. Mr. Skimming is currently a director of Pamlico Resources Ltd., St. Anthony Resources Inc., Romios Gold Resources Inc. and Barton Bay Resources Inc., all of which are publicly traded companies listed on the TSX Venture Exchange and engaged in the natural resource exploration business. Mr. Skimming holds a B.S. from the University of Michigan and took post graduate studies at McGill University. Mr. Skimming has been a member of the Association of Professional Engineers of Ontario since 1971.

Mr. John Cullen has been a member of our board of directors since April 29, 2003. He has also been a member of our Audit Committee since September 10, 2004.  Mr. Cullen devotes approximately 5% of his professional time to our business and intends to continue to devote this amount of time in the future.

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

We have also agreed to appoint Robert M. Worsley to our board of directors.  See “Business – Hansen, Hosta Butte and McKinley Properties”.

Conflicts of Interest

We believe that all of our directors and officers may be subject to conflicts of interest. The conflicts of interest arise from their relationships in other mining companies and agreements with us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended April 30, 2005 all such filing requirements applicable to its officers and directors were complied with.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

Our directors have not been compensated for their services and there are no plans to compensate them in the near future until such time as we generate sufficient revenue to do so.

Executive Compensation - Summary Compensation Table

The following table sets forth information with respect to the total compensation paid or accrued by us for the three years ended April 30, 2005 on behalf of each of our named executive officers and stock options to purchase common stock granted to our named executive officers during the fiscal year ended April 30, 2005.

SUMMARY COMPENSATION TABLE
		ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Awards		Payouts	All other compen - sation ($)
					Restricted stock award(s) ($)	Securities underlying options/SARs (#)	LTIP payouts ($)
Daniel T. Farrell (1), Chairman, Chief Executive Officer, Secretary and director	2005 2004 2003	Nil Nil Nil	Nil Nil Nil	$173,276 $42,500 $1,500	Nil Nil Nil	95,000 220,000 Nil	Nil Nil Nil	Nil Nil Nil
Art Ettlinger President, Chief Operating Officer	2005	Nil	Nil	$25,893	Nil	500,000	Nil	Nil Nil Nil
Adam Smith (2), President and director	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Gordon Krushnisky (3), Chief Financial Officer, Secretary and director	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Appointed President and Secretary August 16, 2002 and as director August 30, 2002.  Appointed Chairman and Chief Executive Officer and resigned as President February 14, 2005.

(2) Resigned as President August 16, 2002 and as director August 30, 2002.

(3) Resigned as Chief Financial Officer and Secretary August 16, 2002 and as director August 30, 2002.

During the year ended April 30, 2005 we paid Mr. Farrell the sum of $10,000 per month.  We also paid to Mr. Farrell two bonus payments, one of $20,000 in August, 2004 and one of $33,276 in January, 2005.

During the year ended April 30, 2004 we paid Daniel T. Farrell, our Chairman, Chief Executive Officer, Secretary and director compensation of $1,500 per month for the period May through September, 2003 and $5,000 per month for the period October, 2003 through April 2004.

Mr. Farrell was not paid any compensation in the year ended April 30, 2003 other than a one-time payment of $1,500. Prior to the afore-mentioned payment, Mr. Farrell was donating his services to us, and we valued these services at $500 per month.

On April 8, 2003 Mr. Farrell converted the sum of $37,000 which he had loaned to us or had advanced on our behalf into share of our common stock. The conversion price was $0.25 per share, which was the same price at which we issued shares of our common stock to investors on April 2 and 9th, 2003 pursuant to private placements.  Accordingly Mr. Farrell was not conferred any benefit as part of this conversion.

Employment Agreements with Executive Officers

There are no employment agreements with any officers or directors.  We have entered into a consulting  agreement with a company owned by Dr. Ettlinger pursuant to which we have agreed to pay the sum of CAD $10,000 per month and grant to Dr. Ettlinger an option to acquire 500,000 shares of the Registrant’s common stock at a price of CAD $0.56 per share, subject to vesting over two years and expiring in 2010.

Option Grants in Last Fiscal Year

Other than options granted to our directors, officers and consultants under our Amended 2003 Key Employee Stock Option Plan, we granted the following options to purchase our common stock during the year ended April 30, 2005: in June 2004 we entered into an investor relations service agreement pursuant to which we granted an option to acquire 50,000 common shares at $0.40 per share until June 16, 2005; and in July 2004 we entered into a consulting agreement pursuant to which we granted an option to acquire 375,000 common shares at $0.40 per share until June 30, 2009.

Employee Stock Incentive Plan

On March 2, 2004, our shareholders adopted the 2003 Key Employee Stock Option Plan.  On April 1, 2005 our shareholders approved the Amended 2003 Key Employee Stock Option Plan.  The aggregate number of shares of common stock that can be awarded under the plan is 10% of our issued and outstanding common stock, on a rolling basis.  The plan permits the Board to grant qualified options with an exercise price of not less than the fair market value on the date of grant, and non-qualified options at an exercise price of not less than eighty-five percent (85%) of the fair market value of the underlying shares of common stock on the date of the grant. In addition, the exercise price of the option grants cannot be less than the discounted market price as defined by the policies of the TSX Venture Exchange, being:

Closing Price (CAD)	Maximum Price Discount
up to $0.50	25%
$0.51 to $2.00	20%
Above $2.00	15%

Our management has identified that certain limitations contained in the plan (namely that non-qualified options granted must have an exercise price of not less than eighty-five percent of the average closing bid price for our Common for the twenty days prior to five business days prior to the grant and that the exercise price cannot exceed the highest price at which Common Stock has been sold within 90 days of grant) unduly restrict the ability of management to attract qualified directors, officers employees and consultants.  Management is of the view that the Company competes with numerous companies listed on the TSX Venture Exchange for skilled directors, officers employees and consultants and that, as these restrictions are substantially more restrictive than allowed under the policies of the TSX Venture Exchange, the Company will be at a competitive disadvantage unless these restrictions are removed from the plan.  As a result, our board of directors has approved a resolution amending, subject to shareholder approval, the terms of the plan to remove these restrictions and have further resolved to present this resolution to the stockholders of the Company at the next annual meeting for ratification and approval.

The plan permits the Board to grant options with a term of up to ten years for certain qualified options, and not more than five years for options granted to a granted to a person holding 10% or more of our stock. However, no options will be issued with a term longer than five years. Options will be used by us to attract and retain certain key individuals and to give such individuals a direct financial interest in our future success and profitability.

Option Grants to the Named Executive Officers and Directors from inception are as follows:

Name of Beneficial Owner	Title	Options
Daniel T. Farrell	Chairman, Chief Executive Officer, Secretary and Director	220,000(1)
Art D. Ettlinger	President, Chief Operating Officer, Director	500,000
James N. Fairbairn	Chief Financial Officer	100,000
William M. Sheriff	Director	220,000
Thomas Skimming	Director	220,000
John Cullen	Director	220,000

(1) Of which 125,000 have been exercised.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

In February, 2005, options to purchase 181,250 shares of our common stock were exercised at a price of $0.25 per share for gross proceeds to us of $45,312.

Benefit Plans

We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of our officers, directors and employees.  The Code of Ethics was filed as an exhibit to our Report on Form 10-KSB for the year ended April 30, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at June 30, 2005, the total number of shares owned beneficially by the present owners of 5% or more of our total outstanding shares. Unless otherwise stated, the stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to their shares:

The persons named below may be deemed to be parents and promoters of our company within the meaning of such terms under the Securities Act, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Farrell is the only promoter of our company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Daniel T. Farrell 309 Center Street Hancock, MI 49930	3,507,500 Common Shares(1) Direct	8.51%
Common Stock	William M. Sheriff 7000 Eagle Circle Wylie, TX 75098	6,001,000 Common Shares(2) Direct and Indirect(3)	14,55%
Common Stock	RAB Special Situations (Master) Fund Limited No. 1 Adam Street London W2CN 6LE United Kingdom	3,360,000 Common Shares(4) Direct	8.15%
Common Stock	SPGP 47 Av. Matignon 75008 Paris, France	3,333,333 Common Shares(5) Direct	8.08%
Common Stock	Sprott Asset Management Ltd. Royal Bank Plaza South Tower, Suite 2750 Toronto, Ontario M5J 2J2	5,205,882 Common Shares(6) Indirect(7)	12.63%
Common Stock	Anglo Pacific Group PLC 17 Hill Street London, England W1J 5N2	2,332,294 Common Shares(8) Direct	5.66%

(1) Does not include Options to purchase 95,000 shares.

(2) Does not include Options to purchase 220,000 shares.

(3) 6,000,000 of these shares are registered in the name of Platoro West Incorporated, a company controlled by Mr. Sheriff.

(4) Does not include Share Purchase Warrants to purchase 1,680,000 shares.

(5) Does not include Share Purchase Warrants to purchase 1,666,667 shares.

(6) Does not include Share Purchase Warrants to purchase 2,527,941 shares.

(7) Securities held in accounts managed by Sprott Asset Management Ltd.

(8) Does not include Share Purchase Warrants to purchase 952,647 shares.

The following table sets forth, as at June 30, 2005, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group. Unless otherwise stated, the stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to their shares:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Daniel T. Farrell 309 Center Street Hancock, MI 49930	3,507,500 Common Shares(1) Direct	8.51%
Common Stock	Art. D. Ettlinger 5563 45th Avenue Delta British Columbia V4K 1L5	Nil(2)	N/A

Common Stock	James N. Fairbairn 31 Baymark Road Thornhill Ontario L3T 3Y4	37,500 Common Shares(3) Direct	0.09%
Common Stock	William M. Sheriff 7000 Eagle Circle Wylie, TX 75098	6,001,000 Common Shares4) Direct and Indirect(5)	14.55%
Common Stock	Thomas Skimming 11 Camelot Court Toronto, Ontario M3B 2N4	Nil(4)	N/A
Common Stock	John Cullen 37 Amelia Street Barrie, Ontario L4 1M5	390,000 Common Shares(4) Direct	0.95%
Common Stock	All Officers and Directors, as a group	9,936,000 Common Shares	24.10%

(1) Does not include Options to purchase 95,000 shares.

(2) Does not include Options to purchase 500,000 shares.

(3) Does not include Options to purchase 100,000 shares.

(4) Does not include Options to purchase 220,000 shares.

(5) 6,000,000 of these shares are registered in the name of Platoro West Incorporated, a company controlled by Mr. Sheriff.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of the following parties has in the last two fiscal years had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Any of our promoters; or

•

Any relative or spouse of any of the foregoing persons who has the same house as such person.

In October, 2003 we acquired from Seabridge Gold Corporation an exclusive option to earn a 50% interest in the Quartz Mountain Property.  The agreement is subject to two royalty agreements, one of which is between Seabridge and William M. Sheriff, one of our directors.

Pursuant to the Sheriff Royalty, Mr. Sheriff is entitled to a 0.5% net smelter returns royalty from all ore mined on the Quartz Mountain Property.  Mr. Sheriff was not a member of our board of directors at the time this agreement was entered into.

In January, 2004 we entered into a Mining Lease and Agreement with Pacific Intermountain Gold Corporation pursuant to which we leased the Miller Property.  William M. Sheriff, one of our directors, holds a minority (10%) interest in Pacific Intermountain Gold Corporation.  Mr. Sheriff was not a member of our board of directors at the time this agreement was entered into.

On March 31, 2004 we issued to RAB Special Situations LP 2,150,000 units at a price of $0.70 per unit for gross consideration of $1,505,000 as part of a private placement which closed on that date. Each unit consisted of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional share of our common stock until September 30, 2005 at a price of $1.00 per share.  The units were issued in reliance upon the exemption from registration provided by Rule 506 of Regulation D.

On November 9, 2004 we agreed to acquire an option to earn up to a 50% interest in eight mineral properties known as the Arizona Strip Breccia Properties from Energy Metals Corporation (formerly Clan Resources Ltd.) (“EMC”).  EMC in turn has agreed to acquire these Properties from William M. Sheriff, our largest shareholder and a member of our board of directors.  The terms of the acquisition are described above under the heading “Our Business”.  Mr., Sheriff is a significant shareholder of EMC and an officer of a subsidiary of EMC.  EMC acquired certain of the claims comprised in the Arizona Strip Breccia Properties from Mr. Sheriff, as part of a larger group of claims, in exchange for an aggregate of 1,250,000 shares of EMC. Mr. Sheriff was not a member of our board of directors at the time this agreement was entered into.

On December 21, 2004 we issued to RAB Special Situations LP an additional 1,210,000 units at a price of $0.3656 (CAD$0.45) per unit for gross consideration of $442,343 (CAD$ 544,500) as part of a private placement which closed on that date. Each unit consisted of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional share of our common stock until June 21, 2006 at a price of $0.528 (CAD$0.65) per share.  The units were issued in reliance upon the exemption from registration provided by Rule 506 of Regulation D.

On December 21, 2004 we issued to Societé Privée de Gestion de Palrimoire 3,333,333 units at a price of $0.3656 (CAD$0.45) per unit for gross consideration of $1,218,521 (CAD$ 1,500,000) as part of a private placement which closed on that date. Each unit consisted of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional share of our common stock until June 21, 2006 at a price of $0.528 (CAD$0.65) per share.  The units were issued in reliance upon the exemption from registration provided by Regulation S.

On April 1, 2005 we issued to Sprott Asset Management Ltd (as portfolio manager) 4,705,882 units at a price $0.68 (CAD$0.85) per unit for gross consideration of $3,200,000 (CAD$ 4,000,000) as part of a private placement which closed on that date. Each unit consisted of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional share of our common stock until April 1, 2007 at a price of $0.88 (CAD$1.10) per share.  The units were issued in reliance upon the exemption from registration provided by Regulation S.

On April 8, 2005 we issued to Anglo Pacific Group PLC 235,294 units at a price $0.68

(CAD$0.85) per unit for gross consideration of $160,000 (CAD$ 200,000) as part of a private placement which closed on that date. Each unit consisted of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional share of our common stock until April 8, 2007 at a price of $0.88 (CAD$1.10) per share.  The units were issued in reliance upon the exemption from registration provided by Regulation S.

On May 18, 2005 we agreed to acquire an option to earn up to a 75% interest in 18 unpatented lode claims covering an area of approximately 146 hectares located in Malheur County, Oregon and known as the Aurora Property from Energy Metals Corporation (“EMC”).  The terms of the acquisition are described above under the heading “Our Business”.  EMC acquired the claims comprised in the Aurora Property from Mr. Sheriff, as part of a larger group of claims, in exchange for an aggregate of 1,000,000 shares of EMC.  William M. Sheriff, a member of our board of directors and a significant shareholder of ours, is also a director and significant shareholder of EMC.  Accordingly, the acquisition of the Aurora Property is not and arm’s length transaction.  At the directors meeting at which the option agreement in respect of the Aurora Property was approved, Mr. Sheriff declared his interest in the transaction and abstained from voting thereon.

ITEM 13. EXHIBITS

Exhibits

Exhibit No.	Document Description
3.1(1)	Articles of Incorporation
3.1.1(10)	Articles of Merger as filed May 12, 2005
3.2(1)	Bylaws
4.1(1)	Specimen Stock Certificate
4.2.1(2)	Warrant Certificate issued to non-US Purchasers March 31, 2004
4.2.2(2)	Warrant Certificate issued to RAB Special Situation LLP March 31, 2004
4.2.3(2)	Warrant Certificate issued to US Purchasers December 21, 2004
4.2.4(2)	Warrant Certificate issued to non-US Purchasers December 21, 2004
4.2.5(2)	Warrant Certificate issued to RAB Special Situation LLP December 21, 2004
4.2.6(2)	Warrant Certificate issued to Kingsdale Capital Markets Inc. December 21, 2004
4.2.7(9)	Warrant Certificate issued to Purchasers April 1, 2005
4.2.8(9)	Warrant Certificate issued to Purchasers April 8, 2005
4.4(12)	Amended 2003 Key Employee Stock Option Plan
10.1(3)	Agreement and Plan of Merger dated January 17, 2003 between Quincy Resources Inc., Atlas Database Acquisition Corp., Atlas Database Corp., Platoro West Incorporated and William M. Sheriff
10.2(4)	Bill of Sale and Letter Agreement between Platoro West Incorporated and Atlas Minerals, Inc. dated June 10, 2000.
10.3(5)	Mining Lease and Agreement made the 21st day of February, 2003 between Quincy Resources Inc., Donald K. Jennings and Renegade Exploration.
10.4(4)	Agreement between Newmont USA Limited, d/b/a Newmont Mining Corporation, Quincy Resources, Inc., and Platoro West Incorporated, dated July 31, 2003.

10.5(6)	Option Agreement made as of October 15, 2003 between Quincy Resources Inc. and Seabridge Gold Corporation.
10.6(7)	Mining Lease and Agreement between Quincy Resources, Inc. and Nevada Contact Inc., dated December 15, 2003.
10.7(7)	Mining Lease and Agreement between Quincy Resources, Inc. and Pacific Intermountain Gold Corporation dated January 23, 2004.
10.8(8)	Minerals Lease, Sublease and Agreement between Quincy Resources, Inc. and Newmont Capital Limited dated March 1, 2004.
10.9(2)	Option Agreement dated October 14, 2004 between Quincy Gold Corp. and Bald Mountain Mining Co.
10.10(2)	Letter Agreement effective November 9, 2004 between Quincy Gold Corp. and Energy Metals Corporation (formerly Clan Resources Ltd.).
10.11(2)	Agency Agreement between Quincy Gold Corp., Kingsdale Capital Partners Inc. and Kingsdale Capital Markets Inc. dated December 21, 2004
10.12(9)	Letter Agreement dated February 10, 2005 between Quincy Gold Corp. and Canada Enerco Corp.
10.13(9)	Option Agreement between Quincy Gold Corp. and NZ Uranium LLC dated March 18, 2005.
10.14(11)	Option Agreement between Quincy Gold Corp. and NZ Uranium LLC dated May 12, 2005.
10.15(11)	Option Agreement between Quincy Gold Corp., Energy Metals Corporation and Energy Metals Corporation (US) dated May 12, 2005.
21.1(5)	Subsidiary of Quincy Resources Inc.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(13)	Code of Ethics and Business Conduct of Officers, Directors and Employees

(1)

Incorporated by reference to same exhibit filed with the Company’s Form 10SB Registration Statement filed September 11, 2000, SEC file no. 000-31501.

(2)

Previously filed as an exhibit to our Form SB-2 filed on January 26, 2005, SEC file no. 333-122301.

(3)

Incorporated by reference to same exhibit filed with the Company’s Form 8-K Current Report dated January 17, 2003, SEC file no. 000-31501.

(4)

Previously filed as an exhibit to our Form SB-2/A-1 filed on August 19, 2003, SEC file no. 333-105616.

(5)

Previously filed as an exhibit to our Form SB-2 filed on May 28, 2003, SEC file no. 333-105616.

(6)

Previously filed as an exhibit to our Post Effective Amendment No. 1 on Form SB-2 filed on December 23, 2003, SEC file no. 333-105616.

(7)

Incorporated by reference to our Post Effective Amendment No. 2 on Form SB-2 filed on March 26, 2003, SEC file no. 333-105616.

(8)

Incorporated by reference to same exhibit filed with the Company’s Form 8-K Current Report dated March 15, 2004, SEC file no. 000-31501.

(9)

Incorporated by reference to same exhibit filed with the Company’s Form SB-2/A dated April 27, 2005, SEC file no. 333-122301.

(10)

Incorporated by reference to same exhibit filed with the Company’s Form 8-K Current Report dated May 16, 2005, SEC file no. 000-31501.

(11)

Incorporated by reference to same exhibit filed with the Company’s Form SB-2/A-2 dated June 2, 2005, SEC file no. 333-122301.

(12)  Incorporated by reference to same exhibit filed with the Company’s Form 14A Filed March 7, 2005, SEC file no. 000-31501.

      (13)  Incorporated by reference to same exhibit filed with the Company's Annual Report on Form 10-KSB dated August 10, 2004, SEC file no. 000-31501.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by parker simone LLP (“PS”), as well as the fees charged by PS for such services. In its review of non-audit service fees and its appointment of PS as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining PS's independence. All of the services provided and fees charged by PS in 2004 were pre-approved by the board of directors.

Audit Fees

No fees were billed for professional services rendered by PS in connection with our annual financial statements and the reviews of the financial statements included in our quarterly reports for periods ending prior to April 30, 2005.

Audit-Related Fees

There were no other fees billed by PS during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

No professional services were rendered by PS for tax compliance services in fiscal years 2005 and 2004.

All Other Fees

There were no other fees billed by PS during the last two fiscal years for products and services provided by PS.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUINCY ENERGY CORP.

By: /s/ Daniel T. Farrell
         Daniel T. Farrell,
         Chairman and Chief Executive Officer (Principal Executive Officer) and Secretary

Date: August 12, 2005

By: /s/ James N. Fairbairn
         James N. Fairbairn,
        Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer

Date: August 12, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Daniel Farrell

Daniel T. Farrell
Director
Date: August 12, 2005

By /s/ Art D. Ettlinger

Art D. Ettlinger
Director
Date: August 12, 2005

By /s/ John Cullen

John Cullen
Director
Date: August 12, 2005