Form 10QSB
period 2005-07-31
Quincy Energy Corp
filed 2005-09-14
CIK 1092619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from

 to

Commission File number 000-31501

QUINCY ENERGY CORP. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of Incorporation or organization)	98 0218264 (I.R.S. Employer Identification No.)
309 Center Street Hancock MI, 49930 (Address of principal executive offices) (Zip Code)
(906) 370-4695 (Issuer’s telephone number)
N/A (Former name, address, and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class Common Stock, $0.001 per share	Outstanding as of September 10, 2005 41,335,997

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements	F-1
Item 2	Management’s Discussion and Analysis or Plan of Operation Plan of Operations Results of Operations Liquidity and Capital Resources Forward Looking Statements	20 20 21 22 22
Item 3	Controls and Procedures	22
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	23
Item 2	Unregistered Sales of Equity Securities and use of Proceeds	23
Item 3	Defaults upon Senior Securities	23
Item 4	Submission of Matters to a Vote of Security Holders	23
Item 5	Other Information	23
Item 6	Exhibits	23
	Signatures Certificates	24

PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying consolidated balance sheets of Quincy Energy Corp. (an exploration stage company) and subsidiary at July 31, 2005 and April 30, 2005, the consolidated statement of operations, stockholders equity and cash flows for the three months ended July 31, 2005 and 2004, and for the period from May 5, 1999 (date of inception) to July 31, 2005 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended July 31, 2005, are not necessarily indicative of the results that can be expected for the year ending April 30, 2006.

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Balance Sheet
	July 31, 2005	April 30, 2005
Assets
Current Assets
Cash and short-term investments	$ 5,612,753	$ 6,644,026

Other Assets
Advance (Note 8)	100,000	100,000
Database, net of amortization (Note 2)	8,437	8,812
Reclamation bonds (Note 3)	104,142	104,142
GST recoverable	22,303	-
	234,882	212,954
	$ 5,847,635	$ 6,856,980
Liabilities
Current Liabilities
Accounts payable and accruals (Note 8)	$ 112,069	$ 301,482

Stockholders’ Equity
Common stock (Note 6)	41,231	40,231
Capital in excess of par value	8,516,318	8,087,318
Contributed surplus	3,116,100	3,067,025
Deficit accumulated during the exploration stage	(5,938,083)	(4,639,076)
	5,735,566	6,555,498
	$ 5,847,635	$ 6,856,980

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Statement of Operations
Period Ended July 31,	2005	2004	May 5, 1999 to July 31, 2005
Operating Expenses
Exploration	$ 921,020	$ 158,329	$ 3,015,825
Consulting	145,048	44,983	1,073,722
Shareholder information	102,109	77,605	501,255
Administrative	59,183	48,775	543,531
Stock-based compensation	49,075	-	262,100
Foreign exchange loss	2,636	-	181,463
Professional fees	19,936	21,394	340,187
Financing costs	-	-	20,000
	1,299,007	351,086	5,938,083
Net Loss	$ (1,299,007)	$ (351,086)	$ (5,938,083)

Net Loss Per Common Share - Basic	$(0.03)	$(0.02)

Weighted Average Number of Shares Outstanding - Basic	40,535,348	22,626,670

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
	Common Stock		Capital in Excess of Par Value	Contributed Surplus	Accumulated During the Exploration Stage Deficit
	Shares	Amount
Balance at April 30, 2004	22,626,670	$22,627	$3,031,225	$ -	$ (1,222,992)
Issuance of common stock for property payment at $0.40	50,000	50	19,950	-	-
Issuance of common stock for cash at $0.37 - December 2004	11,116,666	11,116	4,065,421	-	-
Fair value assigned to unexercised warrants	-	-	(2,701,000)	2,701,000	-
Issuance of common stock for property payment at $0.56	50,000	50	27,950	-	-
Issuance of common stock for property payment at $0.45	125,000	125	55,875	-	-
Issuance of common stock for property payment at $0.57	200,000	200	113,400	-	-
Issuance of common stock on exercise of stock options at $0.25	181,250	181	45,130	-	-
Issuance of common stock for cash at $0.69 - April, 2005	5,881,411	5,882	4,076,464	-	-
Cost of share issuances on private placements	-	-	(647,097)	153,000	-
Fair value assigned to stock options granted	-	-	-	213,025	-
Net operating loss for the year ended April 30, 2005	-	-	-	-	(3,416,084)
Balance at April 30, 2005	40,230,997	$40,231	$8,087,318	$3,067,025	$(4,639,076)
Issuance of common stock for property payment at $0.43	1,000,000	1,000	429,000	-	-
Fair value assigned to stock options granted	-	-	-	49,075	-
Net operating loss for the period ended July 31, 2005	-	-	-	-	(1,299,007)
Balance at July 31, 2005	41,230,997	$ 41,231	$ 8,516,318	$ 3,116,100	$ (5,938,083)

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Statement of Cash Flows
Period Ended July 31,	2005	2004	May 5, 1999 to July 31, 2005
Operations
Net loss	$ (1,299,007)	$ (351,086)	$ (5,938,083)
Adjustments to reconcile net loss to cash flow used in operating activities:
Stock based compensation	49,075	-	262,100
Issuance of Common Stock for exploration expenses	430,000	-	660,100
Amortization	375	375	3,869
Net change in non-cash operating working capital items:
Accounts payable and accruals	(189,413)	(87,837)	149,069
GST recoverable	(22,303)	-	(22,303)
Capital contributions - related party expenses	-	(50,022)	38,400
Reclamation bonds	-	(3,932)	(104,142)
Advance	-	-	(100,000)
Cash flows (used) by operating activities	(1,031,273)	(492,502)	(5,050,990)
Financing
Proceeds from issuance of common stock	-	-	11,159,054
Cost of share issuances	-	-	(494,097)
Cash flows provided by financing activities	-	-	10,664,957
Investing
Additions to database	-	-	(1,214)
Cash flows (used) in investing activities	-	-	(1,214)
Increase (decrease) in Cash	(1,031,273)	(492,502)	5,612,753
Cash and short-term investments at beginning of period	6,644,026	1,965,657	-
Cash and Short-term Investments at End of Period	$ 5,612,753	$ 1,472,657	$ 5,612,753

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

July 31, 2005

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

July 31, 2005

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

Financial Instruments

The carrying amounts of financial instruments, including cash and short-term investments, GST recoverable and accounts payable are considered by management to be their estimated fair values due to their short term maturities.

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

July 31, 2005

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

3.

Reclamation Bonds

Reclamation bonds consist of bonds and other cash payments made as security to cover the costs of reclamation of the related properties. Once the reclamation of the property is complete, the bond will be returned to the Company.

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

Silver Bow Property

In February, 2003, the Company optioned 73 unpatented lode mining claims in Nye County, Nevada known as the Silver Bow Property. The terms of the option provide for advanced royalty payments totalling $165,000 by the fifth anniversary date as follows:

On or Before	Advanced Royalty Payment
February 21st, 2003	$ 10,000 (paid)
February 21st, 2004	15,000 (paid)
February 21st, 2005	20,000 (paid)
February 21st, 2006	30,000
February 21st, 2007	40,000
February 21st, 2008 and annually thereafter	50,000

The vendors maintain a 3 percent Smelter Return (NSR) royalty in the property. The Company has the right to purchase two thirds of the NSR for $1,500,000 and the final third for an additional $2,000,000.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

July 31, 2005

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

Subsequent to July 31, 2005, the Company modified the terms of its Mining Lease and Sublease Agreement with Newmont Mining Corporation by deleting the requirement to spend $25,000 on exploration and assessment work during each of the years ended July 31, 2005 and 2006 and replacing it with a requirement to spend $62,500 on exploration and assessment work on or before November 30, 2005.

Quartz Mountain Property

On October 15, 2003, the Company acquired an exclusive option from Seabridge Gold Corporation to earn a 50 percent interest in 67 unpatented mining claims located in Lake County, Oregon known as the Quartz Mountain property.

The terms of the agreement includes payments of cumulative exploration expenditures totalling $1,500,000 on or before October 15, 2008 with the following minimum payments: $100,000 by October 15, 2004 (incurred), an additional $150,000 by October 15, 2005 (incurred), an additional $250,000 by October 15, 2006, and the balance of $1,000,000 by October 15, 2008, and the issuance of 50,000 shares of common capital stock (completed), and 200,000 shares within 30 days of satisfying the expenditures described above. The Company can increase its interest from 50 percent to 62.5 percent if it agrees to fund a feasibility study on the property within three years and issues 250,000 common shares upon completion of the feasibility study.

Miller Property

During January 2004, the Company entered into a Mining Lease and Agreement with Pacific Intermountain Gold Corporation in which the Company leased 21 unpatented lode claims located in Esmeralda County, Nevada known as the “Miller Property”. The terms of the agreement includes the following lease and minimum royalty and exploration payments:

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

July 31, 2005

4.

Acquisition of Mineral Leases (Continued)

Miller Property (Continued)

On or Before	Advance Royalty Payments	Exploration Expenditures
January 23, 2004 (paid)	$ 5,000	$ -
January 23, 2005 (paid)	7,500	-
January 23, 2006	10,000	55,000
January 23, 2007	15,000	50,000
January 23, 2008	30,000	70,000
January 23, 2009 and yearly thereafter until commencement of commercial production	50,000	100,000

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

In June, 2005 the Company completed a 7,700 foot (2,348 m) reverse circulation drilling program on the Seven Troughs Property.  Following a review of the results of the drilling program, the Company determined to terminate the lease.

Rattlesnake Hills and Lewiston Properties

In October 2004, the Company acquired options to earn up to a 100 percent interest in two groups of mineral properties in Natrona and Fremont Counties, Wyoming from Bald Mountain Mining Co.

As consideration for the options, the Company has paid the sum of $50,000 and issued 100,000 shares.

In order to exercise the option on the first property, the Company must incur cumulative exploration expenditures of $5,000,000 as follows:

On or Before	Cumulative Exploration Expenditures
October 14, 2005	$ 150,000
October 14, 2006	500,000
October 14, 2007	1,000,000
October 14, 2008 and	2,000,000
October 14, 2009	5,000,000

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

July 31, 2005

4.

Acquisition of Mineral Leases (Continued)

Rattlesnake Hills and Lewiston Properties (Continued)

In the event that the Company incurs some, but not all, of the cumulative exploration expenditures on the first property the Company shall be deemed to have earned an undivided 10 percent interest for each $500,000 of cumulative exploration expenditures incurred and will enter into a Joint Venture on the property.

In order to exercise the option on the second property, the Company must incur cumulative expenditures of $1,000,000 as follows:

On or Before	Cumulative Exploration Expenditures
October 14, 2005	$ 100,000
October 14, 2006	250,000
October 14, 2007 and	500,000
October 14, 2008	1,000,000

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

In order to exercise the options in full, the Company is required to spend $1,500,000 on the exploration and development of the properties and issue an additional 525,000 shares as follows:

On or Before	Exploration Expenditures	Shares
December 31, 2005	$ 150,000 1	40,000
December 31, 2006	150,000	85,000
December 31, 2007	300,000	100,000
December 31, 2008	400,000	125,000
December 31, 2009	500,000	175,000

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

July 31, 2005

4.

Acquisition of Mineral Leases (Continued)

Arizona Strip Breccia Properties (Continued)

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

As consideration for the option, the Company has paid CAD$50,000 and issued 200,000 shares.  In order to earn a 50 percent interest, the Company must incur exploration expenditures of CAD$850,000 on the property by September 1, 2008, pay an additional CAD$200,000 and issue an additional 400,000 shares as follows:

On or Before	Exploration Expenditures	Cash Payments	Shares
February 8, 2006	Nil	$50,000	100,000
September 1, 2006	$100,000	Nil	None
February 8, 2007	Nil	$50,000	100,000
September 1, 2007	$250,000	Nil	None
February 8, 2008	Nil	$50,000	100,000
September 1, 2008	$500,000	Nil	None

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

As consideration for the options, the Company agreed to issue 3,000,000 shares of common stock and, in order to exercise the options, the Company will be required to spend a total of $4,150,000 on exploration and development of the properties over a four-year period, of which $400,000 would be a firm commitment, and issue up to an additional 1,050,000 shares of common stock per property as follows:

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

July 31, 2005

4.

Acquisition of Mineral Leases (Continued)

Hosta Butte, Hansen and McKinley Properties (Continued)

On or Before	Exploration Expenditures	Shares (per Property)
September 18, 2006	$400,000	Nil
September 18, 2007	$750,000	350,000
September 18, 2008	$1,250,000	350,000
September 18, 2009	$1,750,000	350,000

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

Crownpoint Property

The Company has acquired an option to earn up to an 80 percent interest in the Crownpoint property located McKinley County, New Mexico.

As consideration for the option, the Company has agreed to issue 3,000,000 shares of common stock and have paid $350,000.  In order to exercise the option, the Company will be required to spend a total of USD $4,000,000 on exploration and development of the properties over a four year period, of which USD $500,000 is a firm commitment, and issue an additional 3,150,000 shares of common stock, all as follows:

On or Before	Exploration Expenditures	Shares
May 12, 2006	$ 500,000	400,000
May 12, 2007	750,000	600,000
May 12, 2008	1,250,000	1,000,000
May 12, 2009	1,500,000	1,150,000

The Company has the right to increase its interest in the property to 80 percent if it elects to fund the property to a bankable feasibility study for the intended mining and processing operation, in which case the Company would be required to issue an additional 750,000 shares of common stock.

The agreement is subject to the Company receiving an acceptable title report and the finalization of a formal operating agreement to govern the relationship of the parties on exercise of the options.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

July 31, 2005

4.

Acquisition of Mineral Leases (Continued)

Crownpoint Property (Continued)

The property is located on lands which may be the subject to claims by the Navajo Indians.  The Navajo Nation Council has recently approved a bill which would prohibit uranium mining and processing on the Navajo reservation.  The Company is currently assessing the impact of this development, in consultation with our legal counsel.

Aurora Property

The Company has acquired an option to earn up to a 51 percent interest in 18 unpatented lode claims located in Oregon and known as the Aurora Property.  The property is subject to a 1.5 percent Net Smelter Returns royalty.

As consideration for the option, the Company has issued 1,000,000 shares and paid $25,000.

In order to exercise the option, the Company must incur cumulative exploration expenditures of $2,000,000 on the property and issue 1,000,000 additional shares as follows:

On or Before	Exploration and Development Expenditures	Shares
May 18, 2006	$ 200,000	Nil
May 18, 2007	400,000	333,333
May 18, 2008	600,000	333,333
May 18, 2009	800,000	333,334

The initial exploration and development expenditure commitment of $200,000 is a firm commitment. All other exploration expenditures and share commitments are optional.

Upon exercise of the option the Company will be deemed to have entered into a joint venture with the Company as operator. The Company has the right to earn an additional 24 percent interest in the property by funding the development of the property through feasibility.

Subsequent to July 31, 2005, the Company acquired additional 34 minerals claims through staking.  These claims are adjacent to the existing 18 mineral claims which are the subject of the option.

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

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

July 31, 2005

6.

Common Capital Stock and Warrants

The Company is authorized to issue an aggregate of 200,000,000 Common Shares at $0.001 par value.

Since inception, the Company completed private placement offerings of 33,426,747 common shares for $11,113,743, 148,000 shares for payment of a debt, 6,000,000 shares for the purchase of all outstanding shares of Atlas Database Corp., 181,250 shares on exercise of stock options, and 1,475,000 shares for the purchase of mineral claims.

The Company issued 1,550,000 common share warrants as part of the issuance of 3,100,000 common shares on April 5, 2004. The warrants entitle the holders to purchase 1,550,000 common shares of the Company for $1.00 and will expire in September 2005.

During fiscal 2005, the Company issued common share purchase warrants pursuant to the private placements as follows:

•

issued 5,558,333 warrants as part of the issuance of 11,116,666 common shares for $0.37 per share on December 21, 2004. The warrants entitle the holders to purchase 5,558,333 common shares of the Company for CAD$0.65, expiring June 21, 2006.  In addition, the agent received an option to purchase 387,833 common shares at CAD $0.45, expiring June 21, 2006.

•

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

The Company has recorded the fair value of warrants issued during fiscal 2005 using the Black-Scholes pricing model based on the following assumptions:

	Warrants				Broker Warrants
Grant Date	Dec 21/04	April 1/05	April 8/05	Total	Dec 21/04
No. of warrants	5,558,333	2,452,941	487,765		387,833
Exercise price	$ 0.52	$ 0.88	$ 0.88		$ 0.36
Expected volatility	102%	96%	96%		102%
Risk-free interest rate	4%	4%	4%		4%
Expected life (years)	1.5	2	2		1.5
Dividend yield	-	-	-		-
Fair value of warrants	$ 1,874,000	$ 678,000	$ 149,000	$ 2,701,000	$ 153,000

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

July 31, 2005

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

	2006		2005
	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price	No. of Options
Outstanding, beginning of period	$ 0.32	2,670,000	$ 0.30	1,895,000
Transactions during the period
Granted	0.35	50,000	0.39	1,050,000
Exercised	-	-	0.25	(181,250)
Cancelled	-	-	0.41	(93,750)
Outstanding, end of period	$ 0.32	2,720,000	$ 0.32	2,670,000
Exercisable, end of period	$ 0.33	1,393,375	$ 0.26	1,165,000

The following table provides additional information about outstanding stock options at July 31, 2005:

	No. of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	No. of Options Currently Exercisable	Weighted Average Exercise Price - Exercisable Options
$0.25 - 0.30	1,945,000	3.6	$ 0.26	1,200,625	$ 0.25
0.40 - 0.45	700,000	4.5	0.45	180,000	0.45
0.50 - 0.60	75,000	4.5	0.59	12,750	0.59
	2,720,000	3.8	$ 0.32	1,393,375	$ 0.33

The following table summarizes the assumptions used with the Black-Scholes valuation model for the determination of the stock-based compensation costs for the stock options granted during the period ended July 31, 2005:

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

July 31, 2005

7.

Stock Options (Continued)

Grant Date	Nov. 1	Feb. 1	Feb. 28	Apr. 29	May 19	Total
No. of options granted	250,000	500,000	75,000	225,000	50,000	1,100,000
Exercise price	$ 0.30	$ 0.45	$ 0.59	$ 0.30	$ 0.35
Expected volatility	97%	101%	99%	96%	95%
Risk-free interest rate	4%	4%	4%	4%	3.5%
Expected life (years)	5	5	5	5	5
Dividend yield	-	-	-	-	-
Stock-based compensation	$ 63,000	$ 199,000	$ 45,000	$ 68,000	$ 22,000	$ 397,000
Expensed during the period	$ 7,875	$ 24,875	$ 5,625	$ 8,500	$ 2,200	$ 49,075

Non-Plan Options

During the period, the Company has outstanding non-plan stock options as follows:

	2006			2005
	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price	No. of Options
Outstanding, beginning of period	$ 0.40	425,000	$ -	-
Transactions during the period
Granted	-	-	0.40	425,000
Expired	0.40	30,000	0.40	425,000
Outstanding, end of period	$ 0.40	395,000	$ 0.40	425,000
Exercisable, end of period	$ 0.40	395,000	$ 0.40	425,000

The weighted average remaining life for the above non-plan options is 3.5 years.

8.

Significant Transactions with Related Parties

The Company has expensed consultant and management fees of $80,000 for the period ended July 31, 2005.

As at July 31, 2005, there are related party balances in the amount of $14,000 included in accounts payable and accruals.

In January 2005, the Company advanced $100,000 to Garrison International Ltd. The advance is non-interest bearing and without fixed terms of repayment and was repaid on August 4, 2005.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

July 31, 2005

9.

Commitments

On February 11, 2005, the Company entered into a six month management services agreement with its new President and COO pursuant to which it has agreed to pay CAD$10,000 per month and granted options to acquire 500,000 shares of the Company’s common stock at CAD $0.56 per share pursuant to the Company’s 2003 Key Employee Stock Options Plan, subject to vesting over the two years and expiring in 2010.  The agreement was renewed for a subsequent six month period in August 2005.

10.

Subsequent Events

Options

Subsequent to July 31, 2005, 105,000 stock options were exercised for a cash consideration of $27,750.

Item 2.   Managements Discussion and Analysis or Plan of Operation

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

We are an exploration-stage Company and have not yet generated or realized any revenues from our business operations.

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

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. While we believe that we have sufficient resources to continue in business until at least April 2006, we may not be able to continue in business beyond that date unless we obtain additional capital to pay our bills.  Our management has not made a commitment of financial support to meet future obligations and we have not generated any revenues and no revenues are anticipated unless and until mineralized material is discovered on the properties that we have an interest in. Accordingly we must raise cash from other than the sale of mineralized materials. We will be conducting research in connection with the exploration of our properties. We are not planning to buy or sell any plant or significant equipment.

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

Results of Operations – Three Months ended July 31, 2005

We did not earn any revenues during the three month period ended July 31, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We have incurred operating expenses in the amount of $5,938,083 for the period from inception on May 5, 1999 to July 31, 2005. These operating expenses included: (a) exploration expenses of $3,015,825; (b) consulting fees of $1,073,722; (c) shareholder information costs of $501,255; (d) administrative expenses of $543,531; (e) stock-based compensation expense of $262,100; (f) foreign exchange loss of $181,463; (g) professional fees of $340,187 and (h) financing costs of $20,000.

We incurred a loss in the amount of $5,938,083 for the period from inception on May 5, 1999 to July 31, 2005. For the three month period ended July 31, 2005 only, we incurred a loss of $1,299,007 as compared to a loss of $351,086 for the three month period ended July 31, 2004.  Our loss for the current period was attributable to exploration expenses ($921,020, of which $430,000 was a non-cash charge incurred as a result of the issuance of 1,000,000 shares for the acquisition of a property), consulting fees ($145,048), professional fees ($19,936), shareholder information costs ($102,109), stock-based compensation

($49,075), administrative expenses of ($59,183) and foreign exchange loss ($2,636).  The increase in loss was attributed solely to the increased expenses incurred as a result of our increased business activity.

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

At July 31, 2005 we had cash of $5,612,753 and working capital of $5,500,684.  We believe that we currently have sufficient working capital to pay our administrative and general operating expenses through April 2006 and to complete exploration programs outlined for the coming year exclusive of further reserve definition drilling.

We will need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to fund our operating expenses beyond April 2006, to make the future lease payments required on mineral properties and to conduct additional exploration programs thereon.  Failure to obtain such additional financing will result in the loss by us of our interests in our mineral properties.  Other than as stated above, we have no agreements or understandings with any person for additional financing.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

Other than as disclosed in Note 4 to our Consolidated Financial Statements for the three-month period ended July 31, 2005 under the heading “Lantern Property”, our management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its mineral claims.  No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.  Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its mineral claims.

Item 2.   Unregistered Sales of Equity Securities and use of Proceeds

On June 10, 2005 we issued 1,000,000 shares of our common stock to Energy Metals Corporation pursuant to the terms of an Option Agreement dated May 18, 2005 between ourselves and Energy Metals.  These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchaser was not a U.S. Person as that term is defined in Regulation S.

Item 3.   Default upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.    Exhibits

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINCY ENERGY CORP.
 /s/ Daniel T. Farrell
Daniel T. Farrell
Chairman, Chief Executive Officer

Date: September 12, 2005

/s/ James N. Fairbairn
James N. Fairbairn
Chief Financial Officer

Date: September 12, 2005