Form 10QSB
period 2005-12-15
Quincy Energy Corp
filed 2005-12-15
CIK 1092619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class Common Stock, $0.001 per share	Outstanding as of December 1, 2005 41,756,330

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements	F-1
Item 2	Management’s Discussion and Analysis or Plan of Operation Plan of Operations EMC Proposal Results of Operations Liquidity and Capital Resources Forward Looking Statements	20 20 21 22 22 23
Item 3	Controls and Procedures	23
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	23
Item 2	Unregistered Sales of Equity Securities and use of Proceeds	24
Item 3	Defaults upon Senior Securities	24
Item 4	Submission of Matters to a Vote of Security Holders	24
Item 5	Other Information	24
Item 6	Exhibits	24
	Signatures Certificates	24

PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying consolidated balance sheets of Quincy Energy Corp. (an exploration stage company) and subsidiary at October 31, 2005 and April 30, 2005, and the related consolidated statement of operations, stockholders equity and cash flows for the six months ended October 31, 2005 and 2004 and for the period from May 5, 1999 (date of inception) to October 31, 2005 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended October 31, 2005, are not necessarily indicative of the results that can be expected for the year ending April 30, 2006.

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Balance Sheet
	October 31, 2005	April 30, 2005
	Unaudited	Audited
Assets
Current Assets
Cash and short-term investments	$ 5,393,704	$ 6,644,026
GST Recoverable	28,903	-
	5,422,607	6,644,026
Other Assets
Advance (Note 8)	-	100,000
Database, net of amortization (Note 2)	8,062	8,812
Reclamation bonds (Note 3)	104,142	104,142
	112,204	212,954
	$ 5,534,811	$ 6,856,980
Liabilities
Current Liabilities
Accounts payable and accruals	$ 82,539	$ 301,482

Stockholders’ Equity
Common stock (Note 6)	41,756	40,231
Capital in excess of par value	8,702,822	8,087,318
Contributed surplus	3,170,630	3,067,025
Deficit accumulated during the exploration stage	(6,462,936)	(4,639,076)
	5,452,272	6,555,498
	$ 5,534,811	$ 6,856,980

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Statement of Operations (Unaudited)
	Three Months Ended October 31, 2005	Three Months Ended October 31, 2004	Six Months Ended October 31, 2005	Six Months Ended October 31, 2004	Inception to October 31, 2005
Operating Expenses
Exploration	$ 522,626	$ 958,594	$ 1,443,646	$ 1,116,923	$ 3,538,451
Consulting	192,541	84,390	337,589	152,373	1,266,263
Shareholder information	83,165	60,942	185,274	93,102	584,420
Administrative	102,290	86,578	161,473	150,798	645,821
Stock-based compensation	54,530	-	103,605	-	316,630
Foreign exchange gain	(437,743)	-	(435,107)	-	(256,280)
Professional fees	7,444	62,407	27,380	90,801	347,631
Financing costs	-	-	-	-	20,000
	524,853	1,252,911	1,823,860	1,603,997	6,462,936
Net Loss	$ 524,853	$1,252,911	$ 1,823,860	$ 1,603,997	$ 6,462,936

Net Loss Per Common Share - Basic	$ 0.01	$ 0.06	$ 0.04	$ 0.07

Weighted Average Number of Shares	41,483,286	22,628,893	41,209,031	22,627,769

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
	Common Stock		Capital in Excess of Par Value	Contributed Surplus	Accumulated During the Exploration Stage Deficit
	Shares	Amount
Balance May 5, 1999 (date of inception)
Issuance of common stock for cash at $0.001- June 17, 1999	4,000,000	$ 4,000 4,000	$ - -	$ - -	$ - -
Issuance of common stock for cash at $0.001 - July 26, 1999	6,000,000	6,000	-	-	-
Issuance of common stock for cash at $0.10 - August 15, 1999	26,500	27	2,623	-	-
Contributions to capital - expenses- related parties	-	-	10,800	-	-
Net operating loss for the period May 5, 1999 to April 30, 2000	-	-	-	-	(24,058)
Contributions to capital - expenses - related parties		-	10,800	-	-
Net operating loss for the year ended April 30, 2001	-	-	-	-	(17,862)
Contribution to capital - expenses - related parties	-	-	10,800	-	-
Net operating loss for the year ended April 30, 2002	-	-	-	-	(22,906)
Issuance of common stock for cash at $0.15 - November 2002 & January 2003	533,333	533	79,468	-	-
Issuance of common stock for purchase of subsidiary (Note 5)	6,000,000	6,000	5,092	-	-
Issuance of common stock for cash at $0.25 - April 2003	195,250	195	48,618	-	-
Issuance of common stock for payment of debt - at $0.25 - April 10, 2003	148,000	148	36,852	-	-
Contribution to capital - expenses - related parties	-		6,000	-	-
Net operating loss for the year ended April 30, 2003	-	-		-	(115,984)
Issuance of common stock for cash at $0.25 - 2003/2004	2,573,587	2,574	640,822	-	-
Issuance of common stock for property payment at $0.25	50,000	50	12,450	-	-
Issuance of common stock for cash $0.70 - March 2004	3,100,000	3,100	2,166,900	-	-
Net operating loss for the year ended April 30, 2004	-	-	-	-	(1,042,182)
Balance at April 30, 2004	22,626,670	$ 22,627	$ 3,031,225	$ -	$ (1,222,992)

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
	Common Stock		Capital in Excess of Par Value	Contributed Surplus	Accumulated During the Exploration Stage Deficit
	Shares	Amount
Balance at April 30, 2004	22,626,670	$ 22,627	$ 3,031,225	$ -	$(1,222,992)
Issuance of common stock for property payment at $0.40	50,000	50	19,950	-	-
Issuance of common stock for cash at $0.37 - December 2004	11,116,666	11,116	4,065,421	-	-
Fair value assigned to unexercised warrants	-	-	(2,701,000)	2,701,000	-
Issuance of common stock for property payment at $0.56	50,000	50	27,950	-	-
Issuance of common stock for property payment at $0.45	125,000	125	55,875	-	-
Issuance of common stock for property payment at $0.57	200,000	200	113,400	-	-
Issuance of common stock on exercise of stock options at $0.25	181,250	181	45,130	-	-
Issuance of common stock for cash at $0.69 - April, 2005	5,881,411	5,882	4,076,464	-	-
Cost of share issuances on private placements	-	-	(647,097)	153,000	-
Fair value assigned to stock options granted	-	-	-	213,025	-
Net operating loss for the year ended April 30, 2005	-	-	-	-	(3,416,084)
Balance at April 30, 2005	40,230,997	$ 40,231	$ 8,087,318	$ 3,067,025	$(4,639,076)
Issuance of common stock for property payment at $0.43	1,000,000	1,000	429,000	-	-
Fair value assigned to stock options granted	-	-	-	103,605	-
Issuance of common stock on exercise of stock option $0.25	75,000	75	18,675
Issuance of common stock on exercise of stock option $0.30	62,500	62	18,689
Issuance of common stock on exercise of warrants	387,833	388	149,140
Net operating loss for the period ended October 31, 2005	-	-	-	-	(1, 823,860)
Balance at October 31, 2005	41,756,330	$ 41,756	$ 8,702,822	$ 3,170,630	$ (6,462,936)

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended October 31, 2005	Three Months Ended October 31, 2004	Six Months Ended October 31, 2005	Six Months Ended October 31, 2004	May 5, 1999 to October 31, 2005
Operations
Net loss	(524,853)	(1,252,911)	$ (1,823,860)	$ (1,603,997)	$ (6,462,936)
Adjustments to reconcile net loss to cash flow used by operating activities:
Stock based compensation	54,530	-	103,605	-	316,630
Issuance of Common Stock for exploration expenses	-	24,750	430,000	24,750	660,100
Amortization	375	375	750	750	4,244
Net change in non-cash operating capital working capital items:
Accounts payable and accruals	(29,529)	140,220	(218,943)	52,383	119,539
GST Recoverable	(6,600)	-	(28,903)	-	(28,903)
Capital contributions - related party expenses	-	-	-	-	38,400
Accounts receivable	-	6,407	-	2,475	-
Reclamation bonds	-	-	-	-	(104,142)
Advance	100,000	0	100,000	-	-
Cash flows (used) by operating activities	(406,077)	(1,081,159)	(1,437,351)	(1,523,639)	(5,457,608)
Financing
Proceeds from issuance of common stock	187,029	-	187,029	-	11,346,083
Change in Accounts Payable – Related Party	-	23,561	-	(26,461)	-
Cost of share issuances	-	-	-	-	(494,097)
Cash flows provided by (used in) financing activities	187,029	23,561	187,029	(26,461)	10,851,986
Investing
Additions to database	-	-	-	-	(1,214)
Cash flows (used) in investing activities	-	-	-	-	(1,214)
Increase (decrease) in Cash	(219,048)	(1,057,598)	(1,250,322)	(1,550,100)	5,393,704
Cash and short-term investments at beginning of period	5,612,752	1,472,657	6,644,026	1,965,159	-
Cash and Short-term Investments at End of Period	5,393,704	415,059	5,393,704	415,059	5,393,704

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

October 31, 2005

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

(Unaudited)

October 31, 2005

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

(Unaudited)

October 31, 2005

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

The database is being amortized to expense using the straight line method over 10 years starting on the date of purchase.

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

(Unaudited)

October 31, 2005

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

Subsequent to July 31, 2005, the Company modified the terms of its Mining Lease and Sublease Agreement with Newmont Mining Corporation by deleting the requirement to spend $25,000 on exploration and assessment work during each of the years ended July 31, 2005 and 2006 and replacing it with a requirement to spend $62,500 on exploration and assessment work on or before December 31, 2005.

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

(Unaudited)

October 31, 2005

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

Rattlesnake Hills and Lewiston Properties

In October 2004, the Company acquired options to earn a 65 percent interest in two groups of mineral properties in Natrona and Fremont Counties, Wyoming from Bald Mountain Mining Co.

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

(Unaudited)

October 31, 2005

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

In December, 2005 we agreed to amend the terms of our agreement for the Rattlesnake Hills and Lewiston Properties by extending the deadlines for the required property expenditures to August 14, 2006 from December 14, 2005 and paid the optionor $50,000 as consideration for the extension.

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

In order to exercise the options in full, the Company is required to spend $1,500,000 on the exploration and development of the properties and issue an additional 525,000 shares as follows:

On or Before	Exploration Expenditures	Shares
December 31, 2005	$ 150,000	40,000
December 31, 2006	150,000	85,000
December 31, 2007	300,000	100,000
December 31, 2008	400,000	125,000
December 31, 2009	500,000	175,000

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

October 31, 2005

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

(Unaudited)

October 31, 2005

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

Crownpoint Property

The Company has acquired an option to earn up to an 80 percent interest in the Crownpoint property located in McKinley County, New Mexico.

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

(Unaudited)

October 31, 2005

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

Upon exercise of the option the Company will be deemed to have entered into a joint venture with the Company as operator. The Company has the right to earn an additional 24 percent interest in the property by funding a bankable feasibility study.

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

(Unaudited)

October 31, 2005

6.

Common Capital Stock and Warrants

The Company is authorized to issue an aggregate of 200,000,000 Common Shares at $0.001 par value.

Since inception, the Company completed private placement offerings of 33,235,080 common shares in private placements, 579,500 shares on the exercise of share purchase warrants, 148,000 shares for payment of a debt, 6,000,000 shares for the purchase of all outstanding shares of Atlas Database Corp., 318,750 shares on exercise of stock options, and 1,475,000 shares for the purchase of mineral claims.

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

•

issued 2,452,941 common share warrants as part of the issuance of 4,905,882 common shares on April 1, 2005.  The warrants entitle the holders to purchase 2,452,941 common share of the Company for CAD $1.10, expiring April 1, 2007. The Company issued 487,766 common share purchase warrants as part of the issuance of 975,529 common shares on April 8, 2005. The warrants entitle the holders to purchase 487,766 common shares of the Company for CAD $1.10, expiring April 8, 2007.

Subsequent to October 31, 2005, 40,000 shares were issued as a property payment with respect to the Arizona Strip Breccia Properties, as further explained in note 4.

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

As at October 31, 2005, the agent options were exercised.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

October 31, 2005

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

	2006		2005
	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price	No. of Options
Outstanding, beginning of period	$ 0.32	2,670,000	$ 0.30	1,895,000
Transactions during the period
Granted	0.57	1,725,000	0.39	1,050,000
Exercised	0.27	(137,500)	0.25	(181,250)
Cancelled	0.25	(287,500)	0.41	(93,750)
Outstanding, end of period	$ 0.43	3,970,000	$ 0.32	2,670,000
Exercisable, end of period	$ 0.27	1,595,000	$ 0.26	1,165,000

The following table provides additional information about outstanding stock options at October 31, 2005:

	No. of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	No. of Options Currently Exercisable	Weighted Average Exercise Price - Exercisable Options
$0.25 - 0.30	1,620,000	3.3	$ 0.26	1,451,250	$ 0.25
0.40 - 0.45	725,000	4.5	0.45	137,500	0. 45
0.50 - 0.60	1,625,000	4.8	0.60	-	-
	3,970,000	4.1	$ 0.43	1,588,750	$ 0.27

The following table summarizes the assumptions used with the Black-Scholes valuation model for the determination of the stock-based compensation costs for the stock options granted up to the period ended October 31, 2005:

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

October 31, 2005

7.

Stock Options (Continued)

Grant Date	May 19	Oct. 25	Oct. 25
No. of options granted	50,000	200,000	1,475,000
Exercise price	$ 0.35	$ 0.423	$ 0.64
Expected volatility	95%	90%	90%
Risk-free interest rate	4%	4%	4%
Expected life (years)	5	5	5
Dividend yield	-	-	-
Stock-based compensation	$ 22,000	$ 82,000	$ 546,000

Stock-based compensation, which is expensed over the vesting period, was expensed in the amount of $103,605 (2004 – Nil).

Non-Plan Options

During the period, the Company has outstanding non-plan stock options as follows:

	2006			2005
	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price	No. of Options
Outstanding, beginning of period	$ 0.40	425,000	$ -	-
Transactions during the period
Granted	-	-	0.40	425,000
Outstanding, end of period	$ 0.40	425,000	$ 0.40	425,000
Exercisable, end of period	$ 0.40	425,000	$ 0.40	425,000

The weighted average remaining life for the above non-plan options is 3.5 years.  Subsequent to October 31, 2005, 375,000 non-plan options were exercised at $0.40

8.

Significant Transactions with Related Parties

The Company has expensed consultant and management fees of $157,000 for the period ended October 31, 2005.

In January 2005, the Company advanced $100,000 to Garrison International Ltd. The advance was non-interest bearing and without fixed terms of repayment and was repaid in August, 2005.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

October 31, 2005

9.

Commitments

On February 11, 2005, the Company entered into a six month management services agreement with its new President and COO pursuant to which it has agreed to pay CAD$10,000 per month and granted options to acquire 500,000 shares of the Company’s common stock at CAD $0.56 per share pursuant to the Company’s 2003 Key Employee Stock Options Plan, subject to vesting over the two years and expiring in 2010.  The agreement was renewed for a subsequent six month period in August 2005.  On September 28, 2005, the fee was changed to $13,000 per month and the term was extended to three years.

10.

Subsequent Events

On November 13, 2005, the Company entered into a Letter of Intent with Energy Metals Corporation pursuant to which the parties will work toward entering into a business combination as a result of which EMC will acquire all of the issued and outstanding securities of the Company.  The ultimate structure of the transaction will be subject to review of applicable tax, accounting, corporate and securities law issues. Completion of the transaction is subject to a number of conditions, including, but not limited to, completion of due diligence, entering into of formal agreements, and receipt of all required regulatory and shareholder approvals.

Energy Metals has paid the Company $500,000 as a non-refundable deposit which will be forfeited if they do not proceed with the transaction.

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

We recently mobilized field crews and drilling equipment on our Arizona Strip Breccia Property located in Coconino County, Arizona. We plan to drill approximately 3,000 feet, including a deep core hole into the throat of the breccia pipe.

In the past year we completed drill programs on our Quartz Mountain and Seven Troughs Properties.  Our results from these exploration programs were mixed, and we subsequently determined to suspend further work at Quartz Mountain and to terminate our interest in the Seven Troughs Property.

We intend to initiate a limited reverse circulation drilling program on our Miller Property in Nevada this winter.  It is anticipated that from 2,500 to 3,000 feet will be drilled along vein targets.  We also intend to commence a limited reverse circulation drilling on our Lantern Property in early 2006.

During the quarter we also completed a National Instrument 43-101 compliant technical report on our Aurora Project, located in the McDermitt Mining District approximately three miles from the Nevada border in southern Oregon.

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

Energy Metals Corporation Proposal

On November 13, 2005, we entered into a Letter of Intent with Energy Metals Corporation (“EMC”), pursuant to which the parties will work toward entering into a business combination as a result of which EMC will acquire all of the issued and outstanding securities of our company (the "Proposed Transaction").

The ultimate structure of the Proposed Transaction will be subject to review of applicable tax, accounting, corporate and securities law issues. Completion of the Proposed Transaction is subject to a number of conditions, including, but not limited to, completion of due diligence, entering into of formal agreements, and receipt of all required regulatory and shareholder approvals.  In addition, completion of the Proposed Transaction will be subject to termination in the event of any material adverse change in either our or EMC’s operations, financial condition, prospects or permits. There can be no assurance that the Proposed Transaction will be completed as proposed or at all.

The Letter of Intent does not create any legal binding obligations on the parties except as follows:

•

EMC has paid us a USD$500,000 non-refundable deposit which will be forfeited to us if EMC does not proceed with the Proposed Transaction.

•

Until February 11, 2006, we have agreed to terminate discussions with any other parties and not to, directly or indirectly, solicit, initiate or encourage proposals or offers from, or negotiations with, any other party or provide information to, or facilitate discussions or negotiations with, any other party regarding any other potential merger or acquisition of all or a material portion of our business, assets or outstanding securities.  Our board of directors may respond to any unsolicited offers or proposals received from another party, which the board determines in good faith, would, if consummated, result in a transaction which is financially superior as compared to the Proposed Transaction. If our board of directors determines that a superior proposal has been made, and they recommend such superior proposal to our shareholders, then we have agreed to pay EMC a break fee equal to 4% of the transaction value (approximately $1.2 million).

•

Each of the parties has agreed to keep all confidential information disclosed to the other party confidential and each party has agreed to pay its own expenses incurred in connection with the Letter of Intent and the Proposed Transaction.

Results of Operations –Six Months ended October 31, 2005

We did not earn any revenues during the six month period ended October 31, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We have incurred operating expenses in the amount of $6,462,936 for the period from inception on May 5, 1999 to October 31, 2005. These operating expenses included: (a) exploration expenses and acquisition costs of $3,538,451; (b) consulting fees of $1,266,263 (c) shareholder information costs of $584,420; (d) administrative expenses of $645,821; (e) stock-based compensation expense of $316,630; (f) foreign exchange gain of $256,280; (g) professional fees of $347,631 and (h) financing costs of $20,000.

For the six month period ended October 31, 2005 only, we incurred a loss of $1,823,860 as compared to a loss of $1,603,997 for the six month period ended October 31, 2004.  Our loss for the current period was attributable to exploration expenses and acquisition costs $1,443,646, of which $430,000 was a non-cash charge incurred as a result of the issuance of 1,000,000 shares for the acquisition of a property, consulting fees $337,589, professional fees $27,380, shareholder information costs $185,274, stock-based compensation $103,605, administrative expenses of $161,473 and foreign exchange gain $435,107.  The increase in loss was attributed solely to the increased expenses incurred as a result of our increased business activity.

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

At October 31, 2005 we had cash and short term investments of $5,393,704 and working capital of $5,340,068.  We believe that we currently have sufficient working capital to pay our administrative and general operating expenses through April 2006 and to complete exploration programs outlined for the coming year exclusive of further reserve definition drilling.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the six month period ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2.   Unregistered Sales of Equity Securities and use of Proceeds

In September and October, 2005 we issued 387,333 shares of our common stock on the exercise of previously issued share purchase warrants at a price of CAD $0.45 per share.  These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchaser was not a U.S. Person as that term is defined in Regulation S.

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

Date: December 15, 2005

/s/ James N. Fairbairn
James N. Fairbairn
Chief Financial Officer

Date: December 15, 2005