Form 10KSB/A
period 2005-04-30
Quincy Energy Corp
filed 2006-03-20
CIK 1092619

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

This annual report on Form 10-KSB/A ("Form 10-KSB/A") is being filed to amend our annual report on Form 10-KSB for the year ended April 30, 2005 (the "Original Form 10-KSB"), which was filed with the Securities and Exchange Commission ("SEC") on August 12, 2005. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-KSB/A contains complete text of the Original Form 10-KSB, Items 1 and 7 of which have been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The amendments contained herein reflect changes prepared in response to comments from the SEC on the Original 10-KSB, the stated purpose of which were to assist in our compliance with applicable disclosure requirements, and to enhance the overall disclosure in our filing. We have not updated the information contained herein for events occurring subsequent to August 12, 2005, the filing date of the Original Form 10-KSB.

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

1 3 9 10 13 17 19 24 28 31 36 39 39 46 46 46

Part II
 Item 5.  Market for Common Equity and Related Stockholder Matters
 Item 6.  Management’s Discussion and Analysis or Plan of Operation
 Item 7.  Financial Statements
 Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial
              Disclosure
 Item 8A.  Controls and Procedures

47 49 53 54 54

Part III
 Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance
                with Section 16 (a) of the Exchange Act

 Item 10.  Executive Compensation

 Item 11.  Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters

 Item 12.  Certain Relationships and Related Transactions
 Item 13.  Exhibits
 Item 14.  Principal Accountant Fees and Services

54 57 60 62 64 66

Signatures	67

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

We were organized for the purpose of acquiring and developing mineral properties. We own interests in several sets of mineral claims located in the western United States and Ontario, Canada.  We are not in the development or production stage nor do we have any mineral reserves as recognized by the SEC.

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

Cyclical Nature of our Products

The two primary commodities of our exploration, and hence business, focus are gold and uranium.  Both of these commodities exhibit cyclical and volatile price histories as illustrated in the following two charts.

General Statement Regarding our Mineral Properties

All of our mineral properties are at the exploration stage consequently any work program we recommend is exploratory in nature.  None of our mineral properties have known mineral reserves.  We have no physical plant or equipment on any of our properties.  All of our properties have access to sources of electricity and water, at varying distances and costs.  We do not require electric power for our proposed exploration plans.  Other than for specific exploration activities, we are not subject to any reclamation bonding requirements from any government agency.  We obtain exploration permits and submit reclamation bonds on a property by property basis depending on our level of exploration activity.  Some of our properties have undergone historic exploration staged work by previous operators.  While the data from this historic work may, or may not, be available in some cases, the total extent of such work, and the costs incurred to perform this work, are generally lost to history.

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

The Hosta Butte and McKinley properties in New Mexico are located on lands, which may be subject to claims by the Navajo Indians.  The Navajo Nation Council has recently approved a bill, which would prohibit uranium mining and processing on the Navajo reservation.  We are currently assessing the impact of this development, in consultation with our legal counsel.

Hansen Property

The Hansen Property is comprised of 2,560 acres of fee-simple lands of which NZ Uranium LLC maintains a 49% interest.  These lands cover four sections: Sections 21, 22, 27 and 28 of Township 17 S, Range 73 W, 6th P. Meridian, Fremont County, Colorado.  South T-Bar Ranch, LLC, a property developer, owns the surface rights and the remaining 51% of the mineral rights covering the property.

Hansen Property – Location and Access

~~The Hansen Property is comprised of NZ Uranium LLC’s 49% interest in 2,560 acres in four sections of land: Sections 21, 22, 27 and 28 of Township 17 S, Range 73 W, 6th P. Meridan, Fremont County, Colorado.~~

The Hansen Property is located approximately 70 miles southwest of Denver, Colorado as shown on the following map.  Access on to the Property is by light duty roads connecting with State Highway 9 and U.S. Highway 50 about 30 miles to the southeast.

WYO
UTAH
NEBR
KANS
FT COLLINS
LOVELAND
GREELEY
STERLING
LONGMONT
BOULDER
BRIGHTON
ARVADA
GOLDEN
AURORA
LAKEWOOD
DENVER
ENGLEWOOD
LITTLETON
FT MORGAN
CRAIG
LEADVILLE
GRAND JUNCTION
DELTA
GUNNISON
MONTROSE
SALIDA
HANSEN PROJECT
CANON CITY
COLORADO SPRINGS
MANITOU SPRS.
PUEBLO
ROCKY FORD
LA JUNTA
LAMAR
WALSENBURG
ALAMOSA
DURANGO
CORTEZ
TRINIDAD
ROCKY MOUNTAINS
COLORADO
One inch equals approximately 42.4 miles

FIGURE 1

LOCATION MAP

D. S. ROBERTSON & ASSOCIATES, INC.

click image to enlarge

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

Hansen Property – Geology and Mineralization

We justified the acquirsition of this property because it shares several characteristics of sandstone-hosted uranium deposits of Utah and New Mexico.  Collectively these areas have produced more than 350 million pounds of U3O8.

Uranium mineralization at the Hansen Property is hosted by the Eocene age Echo Park Formation.  In the vicinity of the Property, these rocks consist primarily of interbedded sandstone siltstone, claystone and conglomerate of fluvial origin.  Thickness of the Echo Park Formation varies from 0 to more than 800 feet.  Also present locally at the Hansen Property are all three members of the Tallahassee Creek conglomerate, which can be seen, deposited in scour channels within the Echo Park members.

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

~~Numerous historic resource estimates exist for the Hansen Property which range from a minimum of 18 million pounds to a maximum of 33 million pounds. This wide variation results from a variety of methods used to calculate the resource and differences in cutoff grades and thicknesses of mineralization.  In 1978, Guenter Moldzio, as a consultant to Cyprus Exploration Company calculated an average resource of 24.5 million pounds of in-place uranium.   These resource estimates are considered to be reliable and relevant but are based on prior data and reports obtained and prepared by previous operators, none of which have been independently confirmed by us.  Accordingly, the historical estimates should not be relied upon.~~ The Hansen Property will require considerable further evaluation, which our management and consultants intend to carry out in due course. The information and statements on the historical estimates herein were provided by Dr. Art D. Ettlinger, P. Geo., our President and Chief Operating Officer and a Qualified Person as defined by National Instrument 43-101.

Hansen Property – Proposed Work Program and Budget

We have not performed any work to date on the Hansen Property.  Our current plans for the Property are limited to compilation of historical work as there are over 140 reports written about the Hansen Property.  We expect that this compilation work will be performed coincidently with our compilation work for the Hosta Butte and McKinley Properties, with an estimated budget of $50,000.  These costs will be paid out of working capital of the Company.  We expect this program to be completed by mid-2006 at which time we will be in a better position to evaluate whether further work is justified.  This compilation will be under the supervision of Art Ettlinger, Ph.D., P. Geo.  Dr. Ettlinger is a Registered Professional Geologist in the Province of British Columbia, has a doctorate degree in geology from Washington State University and is the President and C.O.O. of our Company.

Hosta Butte Property

The Hosta Butte Property is comprised of 1,920 acres of fee-simple mineral rights covering three sections of land: Sections 3, 9 and 11 of Township 16N, Range 13 W, New Mexico P. Meridan, McKinley County, New Mexico.  However the ore body is largely confined to Section 3.

Hosta Butte Property – Location and Access

The Hosta Butte Property is comprised of 1,920 acres in three sections of land: Sections 3, 9 and 11 of Township 16N, Range 13 W, New Mexico P. Meridan, McKinley County, New Mexico.  However the ore body is largely confined to Section 3.

  Surface ownership is held by the United States federal government in trust for the Navajo Nation. The Hosta Butte Property is located 3 miles southwest of the town of Crownpoint, New Mexico as shown on the following map and is accessible by a seven mile long dirt road leading north from State Highway 57.  This route, as well as alternate roads of similar distance, traverses Indian Allotted and Tribal Trust surface rights consequently permission for access to the property must therefore be obtained.

Crownpoint
Gallup
Grants
Santa Fe
Albuquerque
Hospital
Water Tank
Cold End
Puerco River
Puerco
River
Puerco
River

Figure 1. Location of Proposed Hosta Butte ISL Mining Project (Section 3; T.16.N., R.8.W.)

Source USGS (Crownpoint Quadrangle 7.5 Minute Series)

click image to enlarge

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

Hosta Butte Property – Geology and Mineralization

We justified the acquisition of this property because it is located within the Grants Uranium district whose historic U3O8 production exceeds 340 million pounds. The Morrison Formation is the primary host to uranium mineralization in the Grants district and the host to known uranium mineralzation on the Hosta Butte Property; hence we deem the property to be highly prospective for uranium.

The Hosta Butte Property is located northeast of the Zuni Uplift on the Chaco slope of the San Juan Basin.  Stratigraphic units of concern at Hosta Butte include the Jurassic Morrison Formation through the Cretaceous Dakota Sandstone, Mancos shale, and the Mesa Verde Group.

Uranium mineralization is found in sandstones and thin ~~interbedded~~interceded mudstones belonging to the Westwater Canyon Member of the Morrison Formation.  This zone contains an average total thickness of 300 feet. Underlying and overlying the Westwater Canyon Member are the Recapture and Brushy Basin members, respectively, which are anticipated to act as aquitards to the uraniferous leach solutions from the ore zone. The Recapture Member is comprised of approximately 250 feet of siltstones, mudstones and sandstones while the Brushy Basin Member is characterized by 100 to 150 feet of bentonitic mudstones and interbedded lenses of siltstone and sandstone.

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

Hosta Butte Property – Proposed Work Program and Budget

We have not performed any work to date on the Hosta Butte Property.  Our current plans for the Property are to compile all of the existing data on the resource and bring this asset into compliance with modern resource estimate disclosure standards, following which we can determine whether to proceed with a feasibility study and initiate the permitting process.  We expect that this compilation and resource estimate work will be performed coincidently with our compilation work for the Hansen and McKinley Properties, with an estimated budget of $150,000, to be paid for through working capital of the Company, and will be completed by the beginning of the third quarter of 2006.

This compilation and resource evaluation will be under the supervision of Gregary Myers, Ph.D., P. Geo.  Dr. Myers is a Registered Professional Geologist in the State of Washington, has a doctorate degree in geology from Washington State University and is a paid consultant to our Company.

McKinley Property – Location and Access

The McKinley Property is comprised of 14,080 acres of fee-simple mineral rights in twenty-two sections of land in McKinley County, New Mexico as follows:

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

San Juan
McKinley
T20N
371
57
Crown Point
T15N
40
509
605
Mineral Rights
McKinley Region
- McKinley County -
- San Juan County -
Ownership
> Half Section
≤ Half Section
> Quarter Section
≤ Quarter Section
Transportation
Interstate
Highways
Other
Cities
County Line
Context Map
ESPIRITU LOCI
The Spirit of the Place
7272 East Indian School Road
Suite 472
Scottsdale AZ 85251
Phone 480.481.9100
Facsimile 480.481.9101
0'
15,000'
30,000'
29 July 2004
The information contained in this graphic has been supplied in whole or in part by the Client and/or their consultants and may have been altered in click image to enlarge

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

McKinley Property – Proposed Work Program and Budget

The McKinley Property is deemed to be prospective for the discovery of uranium resources and hence we believe its acquisition was justified because of its proximity to the Hosta Butte Property and because it is underlain by the Morrison Formation, a major host to uranium mineralization within the Grants Uranium District.  We have not performed any work to date on the McKinley Property.  Our current plans for the Property are ~~be~~ to compile known geologic information and to determine which lands shall be included in the Option Agreement, after which we plan to develop an initial work program.  We expect that this compilation work will be performed coincidently with our compilation work for the Hosta Butte Property, with an estimated budget of $50,000 and will be paid for by working capital of the Company.  It is anticipated that compilation of the McKinley property data will continue through the end of 2006.

This compilation will be under the supervision of Art Ettlinger, Ph.D., P. Geo.  Dr. Ettlinger is a Registered Professional Geologist in the Province of British Columbia, has a doctorate degree in geology from Washington State University and is the President and C.O.O. of our Company.

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

The Crownpoint property is located on lands, which may be the subject to claims by the Navajo Indians.  The Navajo Nation Council has recently approved a bill, which would prohibit uranium mining and processing on the Navajo reservation.  We are currently assessing the impact of this development, in consultation with our legal counsel.

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

NZ Uranium maintains a 60% fee-simple interest in the mineral rights conveyed under the Agreement in Sec. 24 and a 100% fee-simple interest in the mineral rights conveyed under the Agreement in Secs. 19 and 29.  Surface rights to these lands are held by various private individual and state or federal jurisdictions.

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

Crownpoint Property – History

Uranium mineralization was first discovered in the Crownpoint area during the 1970’s by Conoco and Mobil.  Conoco began engineering studies for an underground operation in the late 1970’s and completed three shafts in 1982.  ~~This work resulted in a historic resource of approximately 25 million pounds of in-place uranium located on Sections 19, 24 and 29 (see Map). The information and statements on the historical estimates herein were provided by Dr. Art D. Ettlinger, P. Geo., our President and Chief Operating Officer and a Qualified Person as defined by National Instrument 43-101.~~

After the price of uranium collapsed in the early 1980’s, no further work was performed on the property although other operators in the Crownpoint area such as Mobil Oil Company and Hydro Resources Inc. worked on bringing their uranium resources into production.

Crownpoint Property – Geology and Mineralization

Crownpoint is located northeast of the Zuni Uplift on the Chaco slope of the San Juan Basin.  The principle stratigraphic unit of concern at Crownpoint is the Jurassic Morrison Formation, which hosts most of the known uranium deposits in the basin.  Uranium mineralization is found in sandstones and thin interbedded mudstones belonging to the Westwater Canyon Member of the Morrison Formation.  As the Morrison Formation is the primary host to uranium mineralization in the Grants district, we deem the Crownpoint property as a justified acquisition and to be highly prospective for uranium.

Crownpoint Property – Proposed Work Program and Budget

Quincy Energy has not performed any work to date on the property.  As such, it is our intention to first compile all of the existing data on the resource and bring this asset into modern compliance standards.  Once this is completed a decision to perform a feasibility study may be made.  The permitting process can also be initialized at the time of feasibility.  Present cost estimates for the compilation work and resource estimates are approximately $150,000 to be paid for out of working capital of the Company.  It is anticipated this compilation work will be completed by the end of the first quarter of 2006.

This compilation and resource evaluation will be under the supervision of Gregary Myers, Ph.D., P. Geo.  Dr. Myers is a Registered Professional Geologist in the State of Washington, has a doctorate degree in geology from Washington State University and is a paid consultant to our Company.

Aurora Property

Pursuant to the terms of an Option Agreement dated May 18, 2005 with Energy Metals Corporation (formerly Clan Resources Ltd.) and its wholly owned subsidiary Energy Metals Corporation (US) (collectively “EMC”) we have acquired an option to earn up to a 51% interest in 18 unpatented Federal lode claims covering an area of approximately 146 hectares located in Sections 3, 4, 9 and 10, Township 41 South, Range 41 East, WBM, Malheur County, State of Oregon and known as the Aurora Property.  The Aurora Property is subject to a 1.5% Net Smelter Returns royalty.

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

The unpatented Federal claims comprised in the Aurora Property are registered in the name of EMC and are described as follows:

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

On an annual basis, each of these claims require a rental payment of $125 to the Federal Government, payable by August 31.  In the event this payment is not made in any year, the Company may lose title to each claim for which the rental is not paid.

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

From late 1978 through the early 1980’s Placer Amex completed approximately 36,400 m of rotary drilling in some 450 holes and 1,800 m of diamond drilling.  In addition, Placer Amex initiated the process for an Environmental Assessment Study (EAS), completed an internal pre-feasibility study, and calculated “Mining Reserves” at two cutoff grades: 0.03% and 0.025% U3O8.  ~~A reserve~~  With the collapse in the uranium price during the early 1980’s, however, Placer Amex abandoned their plans to bring Aurora into production and let the claims expire.

Aurora Property – Geology and Mineralization

The Aurora Property is located within the large, McDermitt caldera (volcanic) system.  This caldera consists of ~~15.24 million tonnes (16.8 million short tons) was identified~~ at ~~the 0.03% cutoff,~~least five, nested ring fracture systems that are associated with ~~an average grade~~several types of ~~0.048% U3O8 for an in-place content~~mineralization including mercury, uranium, gold, and lithium.  These mineralizing events are related to the well-developed hydrothermal activity associated with the volcanic complex with uranium most commonly associated with rhyolitic domes.  The presence of ~~16.1 million pounds.  For the 0.025% U3O8 cutoff, a larger, lower grade in-place reserve of 19.96 million tonnes (22.0 million short tons) was identified with an average grade of 0.043% U3O8.  With the collapse in the uranium price during the early 1980’s, however, Placer Amex abandoned their plans to bring Aurora into production and let the claims expire.  The information and statements on the historical estimates herein were provided by Dr. Art D. Ettlinger, P. Geo., our President and Chief Operating Officer~~multiple mineral events, abundant structures, underlying rhyolitic rocks, and a ~~Qualified Person as defined by National Instrument 43-101.~~

well-developed hydrothermal system gave us justification for acquiring this property.

At Aurora ~~Property - Geology~~

~~Uranium mineralization at the Aurora Property is hosted by~~,  a sequence of gravels deposited on tuffaceous lake sediments ~~that~~ , overlie the uranium bearing volcanic rocks.  These overlie an irregular surface of rhyolitic rocks, which may represent an elongated flow dome through which the lava flows were erupted.  The uranium bearing lavas are a sequence of dark colored flows with vesicular flow tops and interlayered breccia. Vesicular and breccia layers are commonly much altered in areas with uranium mineralization. Alteration mineralogy includes clays and zeolites, together with pyrite.  The flows vary from 6 to 15 meters in thickness.

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

Aurora Property ~~-~~ – Proposed Work Program and Budget

We have initiated a modern review of the historic uranium resources at Aurora in support of the completion of a NI 43-101 compliant report which when completed, will enable the company to initiate a pre-feasibility study on the Aurora Property and to begin the permitting process. A cost estimate for calculation of a modern resource and completion of the NI43-101 report is approximately $150,000 and will be paid for out of the Company’s working capital.  It is expected this compilation will be completed by the end of the third quarter of 2005.

This compilation and resource evaluation will be under the supervision of Gregary Myers, Ph.D., P. Geo.  Dr. Myers is a Registered Professional Geologist in the State of Washington, has a doctorate degree in geology from Washington State University and is a paid consultant to our Company.

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

click image to enlarge

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

The unpatented Federal claims comprised in the Arizona Strip Breccia Properties are registered in the name of EMC and are described as follows:

Name	Date Recorded BLM	BLM Serial Number	Expiry Date
AZ 97-102	11/12/2004	363117-363122	9/1/2005
AZ 342-352	11/12/2004	363099-363108	9/1/2005
AZ 103-108/248-250	11/12/2004	363123-363139	9/1/2005
AZ 109-116	11/12/2004	363129-363136	9/1/2005
AZ 284-289/117-118	11/12/2004	363140-363147	9/1/2005
AZ 327-332	11/12/2004	363157-363161	9/1/2005

On an annual basis, each of these claims require a rental payment of $125 to the Federal Government, payable by August 31.  In the event this payment is not made in any year, the Company may lose title to each claim for which the rental is not paid.

The Arizona State Leases comprising the Arizona Strip Breccia Property are known as the Rose Pipe and the 4 ½ Pipe, and are registered in the name of William M Sheriff and Ronald Driscoll.  The leases are described as follows:

Lease #	Township	Range	Section
08-109997	30N	4N	27 N 1/2
08-109971	28N	6N	24 S 1/2

On an annual basis, each of these claims require a lease payment equivalent to $10 per acre plus $100 lease renewal fee made payable to the State of Arizona.  In the event this payment is not made in any year, the Company may lose title to each claim for which the rental is not paid.

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

Arizona Strip Breccia Properties ~~-~~– Geology and Mineralization

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

The presence of previously identified and uranium-bearing breccia pipes on several of our Arizona Strip Breccia properties gave us sufficient justification to acquire these leases and claims.

Based on an examination of the drill log for the Rose Pipe, obtained from the State of Arizona by EMC, a number of anomalous intercepts are known.

Similarly, mineralization is known to occur at the more heavily explored 4 ½ Pipe.  At least 7 short holes used for geophysical definition were drilled between 1984 and 1986.

Arizona Strip Breccia Properties ~~-~~ – Proposed Work Program and Budget

We have not conducted any work on the Arizona Strip Breccia Properties to date.   An exploration program and budget for the Arizona Strip Breccia Properties has yet to be developed.  However, we envision that following a full data review we would drill offset holes on the two state leases with a larger capacity drill rig as advised by previous workers.  We would also complete basic geological studies, including mapping and geophysics, on the other claim groups, followed by drilling if warranted.

This work will be under the supervision of Art Ettlinger, Ph.D., P. Geo.  Dr. Ettlinger is a Registered Professional Geologist in the Province of British Columbia, has a doctorate degree in geology from Washington State University and is the President and C.O.O. of our Company.

Elliott Lake Property

On February 10, 2005 we acquired an option to earn up to 75% interest in ten Provincial mineral claims with known uranium mineralization located in Buckles Township, Ontario from Canada Enerco Corp.

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

On an annual basis, each of these claims require an annual rental payment to Government of Ontario in varying amounts, none of which, individually or in the aggregate, are significant.  In the event this payment is not made in any year, the Company may lose title to each claim for which the rental is not paid.

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

Elliott Lake Property - Geology and Mineralization

~~The~~ Our Elliott Lake Property is deemed to be a valid geologic target because of its location within the historic Elliott Lake uranium district, which has produced approximately 320 million pounds of U3O8 throughout its history.  The property is situated on the north limb of the Quirke Lake Syncline~~.  The mineralization on the Elliott Lake Property is hosted in conglomerates typical~~ and is underlain by an eastern extension of the ~~Elliott Lake~~uranium-bearing Matinenda quartz pebble conglomerates.  This is the favored host rock for the district~~.~~  and was the host of uranium mineralization mined from both the nearby Panel and Can Met Mine properties.

Elliott Lake Property ~~-~~– Proposed Work Program and Budget

An exploration progam and budget for the Elliott Lake Property has yet to be developed.  However, we envision that following a full data review we would formulate a drill program to further define the existing resource and bring the historic resource figures into compliance with current disclosure requirements.  The cost of the data review is estimated to be less than $50,000, it will be completed by mid-2006 and it will be paid for out of the Company’s working capital.

This data review will be under the supervision of Art Ettlinger, Ph.D., P. Geo.  Dr. Ettlinger is a Registered Professional Geologist in the Province of British Columbia, has a doctorate degree in geology from Washington State University and is the President and C.O.O. of our Company.

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

Certain of the Federal claims comprised in the Rattlesnake Hills Property are registered in the name of David R. Miller and/or Lyle D. Fruchey on behalf of Bald Mountain and are described as follows:

Name	Date Recorded BLM	BLM Serial Number	Expiry Date
MG #1-3, 5-6	10/25/2004	WMC247272-74, WMC247276-77	9/1/2005
BIF #8-14, 25-28, 45	10/25/2004	WMC221912-15, 19 WMC221924-30	9/1/2005
GM #83-84	10/25/2004	WMC244849-50	9/1/2005

The remainder of the Federal claims comprising the Rattlesnake Hills Property are registered in the name of Bald Mountain and are described as follows:

Name	Date Recorded BLM	BLM Serial Number	Expiry Date
CP #1-2,5-6, 9-10,13-14, 16-17	10/25/2004	WMC260419-28	9/1/2005
LM 16-17, 21-22, 26-27, 33-34, 37-39, 41-42,	10/25/2004	WMC260362-39	9/1/2005

On an annual basis, each of these claims require a rental payment of $125 to the Federal Government, payable by August 31.  In the event this payment is not made in any year, the Company may lose title to each claim for which the rental is not paid.

The Federal claims comprised in the Lewiston Property are registered in the name of Bald Mountain and are described as follows:

Name	Date Recorded BLM	BLM Serial Number	Expiry Date
W No 1-15, 19, 21-28,30-36	16/07/204	WMC260391-404	9/1/2005
BM 1-13, 13A, 16-54, 56-60	14/07/2004	WMC260296-- WMC260353	9/1/2005
W No 37-63	10/25/2004	WMC261134-60	9/1/2005
BMW 1-17	10/25/2004	WMC261117-33	9/1/2005
BM 65-105	10/25/2004	WMC261076-116	9/1/2005

On an annual basis, each of these claims require a rental payment of $125 to the Federal Government, payable by August 31.  In the event this payment is not made in any year, the Company may lose title to each claim for which the rental is not paid.

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

Rattlesnake Hills Property - Geology ~~&~~ and Mineralization

The Rattlesnake Hills Property is underlain largely by a belt of Archean metasedimentary and metavolcanic rocks that have been intruded by a number of Tertiary alkalic plugs and dikes, principally trachyte and phonolite in composition.  The Archean rocks represent a fragment of a partially exposed synformal Archean greenstone belt within the Wyoming Craton, which has been subjected to several phases of deformation.  Two distinct episodes of gold mineralization occur on the Rattlesnake Hills Property, namely: a syngenetic stratabound exhalative mineralization (ie: banded, siliceous, iron formation) and disseminated epithermal gold associated with the Tertiary dome-like intrusives.  Gold-bearing breccias are closely associated with and often marginal to the Tertiary intrusives.  The geologic setting described here for the Rattlesnake Hills property and the presence of two gold-bearing geologic environments (alkalic intrusive and banded iron formation) make the Rattlesnake Hills property an exceptional exploration target and a justifiable acquisition.

The initial exploration target of ACNC at Rattlesnake Hills was the banded, iron formation and subsequently, the breccia zones associated with the Tertiary alkalic intrusives; whereas, Newmont’s principal interest was only the structures associated with the Tertiary alkalic intrusives.

Drilling by Newmont in the vicinity of the North Stock indicated a core of gold mineralization averaging .035 ounces per ton in a structure that is 900 feet long, 70 to 250 feet wide and open to depth.  This core is surrounded by a halo of lower grade gold mineralization averaging .012 to .02 ounces per ton over an area that is 1,500 long, 280 to 350 feet wide and open at depth. The higher grade mineralization is characterized by vuggy, carbonate-pyrite veinlets with marginal densely disseminated pyrite.  An increase in grade with depth apparently occurs along the North Stock gold trend.  Relatively higher -grade sulphide drill intercepts are common below lower grade oxide trench exposures, suggesting that gold may be leached in the oxide zones.

The results of a geochemical survey carried out by Newmont suggest that strong potassium alteration is related to higher grade gold mineralization and that gold appears to be depleted in the oxide zone.  These observations are significant in designing further exploration work at the Rattlesnake Hills Property.

Rattlesnake Hills Property ~~-~~ – Proposed Work Program and Budget

An exploration budget to assess the significance of the results obtained by American Copper and Nickel Company and Newmont Exploration Inc and to further explore the potential of the property has yet to be developed.  However, an initial minimum program involving an expenditure of $500,000 is envisaged.  This amount would provide for a) an in-depth review and reassessment of the results from all the previous exploration carried out on the property and b) an initial diamond drill program consisting of about 10,000 feet of drilling.  The budget would include all costs related to geological supervision, logging, assaying and general administrative costs applicable to the Rattlesnake Hills Property.  However, we do not plan to undertake any specific exploration activities on the Rattlesnake Hills Property in the immediate future.

This work will be under the supervision of Art Ettlinger, Ph.D., P. Geo.  Dr. Ettlinger is a Registered Professional Geologist in the Province of British Columbia, has a doctorate degree in geology from Washington State University and is the President and C.O.O. of our Company.

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

Lewiston Property - Geology & Mineralization

The Property is underlain dominantly by an extensive area of Precambrian metagreywackes of the Miners Delight Formation within the South Pass greenstone belt.  The structure, stratigraphy and mineralization of the Lewiston area as described below, is similar to Precambrian volcano-sedimentary terranes in Canada, Australia and South Africa which collectively have produced more than one-half of the world’s gold and give ample justification for the acquisition of this property.

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

Lewiston Property ~~-~~ – Proposed Work Program and Budget

An exploration program to assess the significance of the known gold-bearing shear zones on the property and to determine the potential to discover others under the pervasive, thin veneer of eluvial debris, has yet to be developed and budgeted; however, an initial minimum program involving an expenditure of $250,000 is envisaged.  This amount would provide for detailed, ground geochemical and geophysical surveys (approximately $40,000), geological mapping (approximately $10,000) and approximately 5,000 feet of core drilling (approximately $200,000) which would include geological supervision, logging, sampling, assaying and general program administrative costs.  These costs would be paid for out of the Company’s working capital.  However, we do not plan to undertake any specific exploration activities on the Lewiston Property in the immediate future.

This work will eventually be under the supervision of Art Ettlinger, Ph.D., P. Geo.  Dr. Ettlinger is a Registered Professional Geologist in the Province of British Columbia, has a doctorate degree in geology from Washington State University and is the President and C.O.O. of our Company.

Silver Bow Property

Pursuant to the terms of a Mining Lease and Agreement made the 21st day of February, 2003 between ourselves and Donald K. Jennings and Renegade Exploration (the “Owners”), we acquired the exclusive right to explore and mine ores and minerals of any kind (except oil and gas) on 73 unpatented Federal lode mining claims, located on 1,460 acres, in Nye County, Nevada known as the Silver Bow Property. Its location is shown on the following map:

N
North Gate
Nellis Air Force Base
2 miles
T1N
T1S
Nellis Air Force Base
Silverbow District
Silverbow
Mines
Kawich Peak
Nixon Peak
Stinking Spring
Tower
Towers
Silverbow Corral
Creek
4 WD
BASE
R 49 E
Image scanned from the USGS 1:100,000 scale
Cactus Flat, Nevada, topographic map

click on image to enlarge

The Silver Bow leased properties are described as follows:

Name	Date Recorded	NMC Number	Expiry Date
Bow 1-3, 14, 15, 32, 33, 18 - 23, & 25	March 1, 2002	828189 – 828202	August 31, 2005
Bow 4 - 13, 16, 17, 24, 26 ~~-~~– 73	April 14, 2003	8464429- 846487	August 31, 2005

On an annual basis, each of these claims require a rental payment of $125 to the Federal Government, payable by August 31.  In the event this payment is not made in any year, the Company may lose title to each claim for which the rental is not paid.

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

~~The acquisition of the Silver Bow Property was based on an examination by two exploration geologists, Thomas Skimming and William Utterback, of: (i) past exploration programs by other companies and individuals; and (ii) the production history of the Silver Bow area and its strategic location within the Midway Structural Trend. The examination led Messrs. Skimming and Utterback to the conclusion that the Silver Bow Property was one of merit, that it exhibited significant gold and silver potential, and warranted further exploration. They then recommended that we negotiate an option agreement for the Silver Bow Property. Messrs. Skimming and Utterback have no interests in the Silver Bow Property. Mr. Skimming is, and Mr. Utterback was, members of our board of directors with extensive exploration experience in the State of Nevada.~~

~~There are no known reserves on the Silver Bow Property and any proposed program by us is exploratory in nature.~~

~~The Bow claims are located within the Silverbow Mining District in Nye County, approximately 50 miles east-southeast of the town of Tonopah in south-central Nevada. More precisely, the claims are situated in sections 26 and 32-36 inclusive, T1N, R49E in the central part of the Kawich Mountain Range. The Nellis Air Force Bombing Range borders the area to the south. Access is by paved road east of Tonopah on SR 6 and southeast on the access road to the Nevada Test Site boundary and then approximately 20 miles of poorly maintained single track gravel road.~~

~~We have not conducted any significant exploration activities on the Silver Bow Property.~~

Silver Bow Property - Climate, Local Resources and Physiography

The Silver Bow Property lies at elevations ranging from 6,500 to 7,600 feet above mean sea level within a moderately rugged terrain. The climate is classified as high arid desert. Temperatures vary from 110ºF in the summer to 0ºF in the winter with an average precipitation of only 3.50 inches per year.

Silver Bow Property - History

~~The first discoveries of gold and silver in the Silverbow District were made in the fall of 1904. The first shipments of ore were made in 1906 and by the fall of the same year, the area was abandoned. The area became active again in 1913 and 1920 when small stamp mills were built.~~

~~In 1929, a 50-ton flotation mill was constructed at the Blue Horse Mine but operated for only a short time. During 1940 to 1942, lessees shipped about 160 tons of ore from the Silver Glance Mine averaging .05 ounces per ton in gold and 35 ounces per ton in silver. The mines of the Silverbow District were the most consistent gold and silver producers in the area. Ore was shipped annually from the district from 1906 through 1955 with only a few short gaps of no recorded production. Total production from the Silverbow District as calculated by the United States Bureau of Mines (USBM) is 3,246 tons of ore yielding 8,709 ounces of gold and 90,570 ounces of silver. As late as 1964, several of the mines were re-opened but were worked for only a short time.~~

~~Since the early 1960s there have been at least four programs of exploratory drilling carried out in the Silverbow District. A total of 17 core and rotary drill holes were completed by the Browne Group in the gulch west of the Silverbow townsite in the 1960s. Amoco Minerals Co. completed 6 rotary drill holes north of the townsite and near the Hillside Mine in 1983-1984. Later in the 1980s, several rotary holes were drilled by NERCO. In late 1993 and early 1994, the Phelps Dodge Mining Co. carried out a program of reverse circulation rotary drilling in the ridge west of the Silverbow townsite. In 1997, Placer Dome Inc. finished the latest round of drilling and concluded that a target meeting their size requirements was unlikely and quitclaimed the property to NevSearch, L.L.C.~~

~~We estimate that an initial exploration program on the Silver Bow Property will cost approximately $225,000. This amount provides for a complete review and assessment of the results from all the previous exploration carried out on the property for which information is available or can be obtained ($10,000); mapping and sampling of the existing and accessible underground workings ($15,000) and approximately 10,000 feet of drilling, which would include geological supervision, logging, sampling and assaying ($200,000).~~

~~Subject to obtaining sufficient financing we plan to review these mineral claims and, if warranted, undertake further exploration activities. However, we do not plan to undertake any specific exploration activities on the Silver Bow Property in the immediate future.~~

The Silver Bow property is located within the Silverbow Mining District where the first discoveries of gold and silver were made in the fall of 1904. The first shipments of ore were made in 1906 and by the fall of the same year, the area was abandoned. The area became active again in 1913 and 1920 when small stamp mills were built.

Since the early 1960s there have been at least four programs of exploratory drilling carried out within and adjacent to our property. A total of 17 diamond core and rotary drill holes were completed by the Browne Group in the gulch west of the Silverbow town site in the 1960s. Amoco Minerals Co. completed 6 rotary drill holes north of the townsite and near the Hillside Mine in 1983-1984. Later in the 1980s, several rotary holes were drilled by NERCO. In late 1993 and early 1994, the Phelps Dodge Mining Co. carried out a program of reverse circulation rotary drilling in the ridge west of the Silverbow townsite. In 1997, Placer Dome Inc. finished the latest round of drilling and concluded that a target meeting their size requirements was unlikely and quitclaimed the property to NevSearch, L.L.C.

Silver Bow Property - Geology & Mineralization

The Bow claims are located within the Silverbow Mining District in Nye County, NV.  Altered volcanic and subvolcanic rocks that straddle the southern margin of the Kawich Range Caldera underlie the claims.  These rocks are host to two, steeply dipping vein systems that contain banded quartz, are locally brecciated and locally contain gold and/or silver mineralization.  In addition to quartz as the primary vein mineral, calcite and adularia are also reported within the veins and wall rock alteration includes silicification, illite-sericite, kaolinite and minor amounts of smectite.  The main ore minerals consist of stephanite, ruby silver, cerargyrite and electrum.

Our justification for acquiring this property is based on its location with a historic mining district in close proximity to a variety of altered volcanic and subvolcanic rocks on the margin of a mineralized volcanic caldera.

Silver Bow Property – Proposed Work Program and Budget

We have not conducted any significant exploration activities on the Silver Bow Property.

There are no known reserves on the Silver Bow Property and any proposed program by us is exploratory in nature.  There are no current plans to conduct exploration on this property.  Consequently an exploration program and budget to assess the significance of the two quartz-adularia vein systems has yet to be developed.

Lantern Property

On July 31, 2003, we entered into a mining lease with Newmont Mining Corporation for patented fee land totaling 1,123 acres, and also received a quit claim deed for 340 acres consisting of 17 unpatented Federal mining claims. On August 10, 2005 we agreed with Newmont to amend the terms of the mining lease by postponing certain exploration expenditure requirements to November 30, 2005.  The property is known as the Lantern Property. Platoro West Incorporated, a corporation controlled by one of our directors, namely William Sheriff, is also a party to the Mining Lease.  Specifically excluded from the agreement are 22 unpatented mining claims under lease to Romios Gold Resources, Inc. a Canadian corporation.

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

The 17 unpatented Federal mining claims deeded to us as part of the Lantern Property are as follows:

Name	NMC Number	Expiry Date
Petal 1-8	772574-772581	August 31, 2005
Petal 29-36	772602-772609	August 31, 2005
Petal 38	772611	August 31, 2005

On an annual basis, each of these claims require a rental payment of $125 to the Federal Government, payable by August 31.  In the event this payment is not made in any year, the Company may lose title to each claim for which the rental is not paid.

The State leased portions of the Lantern Property are 29-OSP-0001(NLRC 182054) and 29-OSP-0006(182092).

Under the lease agreement (as amended), we are required to spend the following amounts on exploration and assessment work:

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

Lantern Property ~~-~~– Geology and Mineralization

The Lantern Project is located approximately 10 miles south of the formerly producing Hycroft gold mine and about 2 miles south of the closed LAC Rosebud gold mine.   The Hycroft mine produced approximately 1.1 million ounces of gold while Rosebud produced approximately 375,000 ounces of gold.  The Hycroft and Rosebud mineralization is controlled by northerly trending fault zones at contacts between Tertiary volcanics and younger lake sediments, a setting very similar to the Lantern property.   This similar setting at Lantern gave us the justification needed to acquire this property.

The property geology consists of Mesozoic phyllite in fault contact with Tertiary lake sediments, with phyllite clasts, accumulated in a fault bounded localized basin.  Tertiary volcanics are common in the immediate target areas.  Alteration is abundant and includes sericitization, argillization, and silicification and is primarily focused in zones of deep seated fault zones.   Several zones of highly anomalous gold have been identified and many have been drill tested.  The Lantern area was explored in the 1980's and early 1990's by several mining and exploration companies including Homestake, Corona, and Santa Fe.  At least 90 drill holes have been completed and range from 60 to 600 feet deep.

Lantern Property – Proposed Work Program & Budget

We estimate that an initial exploration program on the Lantern Property will cost approximately $200,000~~.~~ and will be paid for from the Company’s working capital.  This amount provides for an in-depth review and assessment of the results from all the previous exploration carried out on the Lantern Property for which technical data and general information is available to us and approximately 10,000 feet of reverse circulation drilling which would include geological supervision, logging, sampling, assaying and general administrative costs.  However, we do not plan to undertake any specific exploration activities on the Lantern Property until such time as the litigation between Newmont and Nevada Land and Resource Company LLC is resolved.

The proposed exploration program and budget will be apportioned as follows:

Item	Estimated Cost	Estimated Completion

Phase I
Data Compilation and Review	$15,000	August 2005

Phase II
Ground Geophysics	$45,000	December 2005
Reverse Circulation Drilling	$140,000	February 2006

This compilation will be under the supervision of Art Ettlinger, Ph.D., P. Geo.  Dr. Ettlinger is a Registered Professional Geologist in the Province of British Columbia, has a doctorate degree in geology from Washington State University and is the President and C.O.O. of our Company.

Quartz Mountain Property

Pursuant to the terms of an Option Agreement made as of October 15, 2003 with Seabridge Gold Corporation (a wholly-owned subsidiary of Seabridge Gold Inc.) (“Seabridge”) we acquired an exclusive option to earn a 50% interest in 67 unpatented Federal mining claims located in Lake County, Oregon known as the Quartz Mountain Property, subject to certain exclusions.    Our rights pursuant to the Option Agreement specifically exclude a reported 2.7 million ounce low-grade gold resource, discussed below.  Our exploration program is focused on other reported grades of mineralization.

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

The Federal claims are registered in the name of Seabridge and are described as follows:

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

On an annual basis, each of these claims require a rental payment of $125 to the Federal Government, payable by August 31.  In the event this payment is not made in any year, the Company may lose title to each claim for which the rental is not paid.

The Quartz Mountain Property is located in the Fremont National Forest in south-central Oregon approximately 30 miles west-northwest of the town of Lakeview on Oregon State Highway 140 as shown on the following map.

WASHINGTON
IDAHO
CALIFORNIA
NEVADA
OREGON
Quartz Mountain Property
Grassy Mountain Property
Astoria
Seaside
Tillamook
Portland
Gresham
Hood River
The Dalles
Pendleton
Elgin
Wallowa
Enterprise
La Grande
Ukiah
Heppner
Maupin
Fossil
Lincoln City
Salem
Newport
Albany
Corvallis
Waldport
Sweet Home
Madras
Baker City
Florence
Eugene
Springfield
Sisters
Prineville
Redmond
Bend
John Day
Oakridge
Lapine
Vale
Ontario
Nyssa
Coos Bay
Roseburg
Burns
Harney Lake
Silver Lake
Lake Owyhee
Port Orford
Canyonville
Crater Lake
Summer Lake
Malheur Lake
Gold Beach
Grants Pass
Prospect
Chiloquin
Upper Klamath Lake
Paisley
Lake Abert
Valley Falls
Medford
Ashland
Bly
Brookings
Klamath Falls
Lakeview
Goose Lake
0 20 40 60 80 100
miles

Oregon
United States

★ **SEABRIDGE GOLD PROPERTIES**

Seabridge Gold Inc.

Oregon, USA
Property Location Map

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

Exploration History

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

Results of Quincy Exploration Activities to Date

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

Quartz Mountain - Geology and Mineralization

The Quartz Mountian Property contains volcanic-hosted, epithermal gold mineralization within the Basin and Range geologic province of Nevada and Oregon.  Gold mineralization occurs within Late Miocene, rhyolite porphyry domes and within adjacent basaltic flows, tuffs and volcaniclastic country rocks. Disseminated, micron-size, native gold mineralization at Quartz Mountain accompanies pervasive silica flooding and quartz veining and is associated with pyrite, marcasite, and stibnite or their oxidized equivalents.   The property’s location within the Basin and Range province, the presence of rhyolite domes mineralized with gold and abundant silica flooding gave us the justification for acquiring this property.

Previous work concentrated on gold mineralization amenable to open pit mining with little or no attention given to the high grade feeder structures. Several known feeder veins exhibit quartz textures indicative of high level, low temperature mineralization suggesting significant down-dip potential for bonanza mineralization. These textures include angel wing quartz after calcite, and massive porcelainous and banded chalcedony. These feeder veins have been intersected in previous drilling with intercepts of more than 1.0 ounce per ton (opt) gold not uncommon. These high grade veins are known to occur within and adjacent to the Crone Hill and Quartz Butte Resource areas as well as in the little explored Angel Camp area.

Quartz Mountain - Proposed Work Program and Budget

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

~~Miller~~This review will be under the supervision of Art Ettlinger, Ph.D., P. Geo.  Dr. Ettlinger is a Registered Professional Geologist in the Province of British Columbia, has a doctorate degree in geology from Washington State University and is the President and C.O.O. of our Company.

Millers Property

In January~~,~~ 2004 we entered into a Mining Lease and Agreement with Pacific Intermountain Gold Corporation  (“Pacific”) pursuant to which we leased 21 unpatented Federal lode claims located in Esmeralda County, Nevada known as the “~~Miller~~Millers Property”.  William Sheriff, one of our directors, holds a minority (10%) interest in Pacific Intermountain Gold Corporation.  Under the Mining Lease and Agreement we have paid an advance royalty of $5,000 and were required to complete a $20,000 work commitment by January 23, 2005.  We have subsequently agreed to carry forward this $20,000 work commitment to January 23, 2006. In order to maintain the lease we are required to make the following additional advance royalty payments and exploration expenditures:

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

The Federal claims comprised in the Miller Property are registered in the name of Pacific Intermountain Gold Corporation and are described as follows:

Name	Date Recorded	BLM Serial Number	Expiry Date
AS-1 – AS-21	December 30, 2002	839526-839546	August 31, 2005

On an annual basis, each of these claims require a rental payment of $125 to the Federal Government, payable by August 31.  In the event this payment is not made in any year, the Company may lose title to each claim for which the rental is not paid.

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

PROPERTY LOCATION MAP
Location of SEVEN TROUGHS PROPERTY
Location of MILLERS PROPERTY
CALIFORNIA
WASH
PERSHING
CHURCHILL
LANDER
STOREY
LYON
DOUGLAS
MINERAL
ESMERALDA
ALPINE
MONO
SIERRA
PLUMAS
LASSEN
Pyramid Lake Indian Reservation
Walker River Indian Reservation
Reno
Sparks
Carson City
Lake Tahoe
Winnemucca
Lovelock
Fallon
Hawthorne
Tonopah
Seven Troughs
Humboldt Wildlife Management Area
Stillwater National Wildlife Refuge
Hawthorne Army Ammunition Plant
Berlin Ichthyosaur State Park
Pony Express Station Site
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

~~Miller~~Millers Property - Geology & Exploration History

A number of small gold and silver prospects dating back to the late 1800s occur both on the ~~Miller~~Millers Property and on the surrounding area.  Dickenson-Nevada Mines held a property (now encompassed by the ~~Miller~~Millers Property) in the late 1980s and conducted extensive soil sampling which identified a large area, approximately one mile in length, which contained anomalous amounts of gold and silver.  Six holes totaling 2,470 feet in length were drilled to test these anomalies to depths ranging between 355 and 505 feet by Dickenson-Nevada.  Although the anomalies were targeted, the vein characteristic of the chalcedony was not clearly recognized explaining why the veins were only intersected in two holes.  Drill hole MS-1 intersected the quartz veining at about 115 feet with a high gold assay of .03 opt.  Hole MS-2 intersected a 40 foot thick zone of chalcedonic veining between 160 and 200 feet which assayed .01 opt in gold.  Based upon field observations of the texture of the veining, the boiling zone is likely to be 300 to 700 feet below the surface.  The boiling zone would be the preferred target for bonanza style mineralization.  It is significant to note that there is not a single vein trending N-S as suggested by some of the existing data but rather there is a zone of en echelon, high level, epithermal veins each of which trends to the NNE.  The existence of multiple veins, the length of the vein (i.e. +5000 feet in length), the evidence of multiple phase Tertiary igneous activity and the lack of modern exploration are all positive indicators suggesting the potential of bonanza style epithermal mineralization at depth on the Miller Property.

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

~~Miller~~The presence and continuity of the chalcedonic vein, anomalous gold assays encountered at the surface, and the applicability of a geologic model calling for a Bonanza zone associated with boiling at depth were sufficient justification for us to acquire this property.

Millers Property ~~-~~ – Proposed Work Program and Budget

An exploration program to assess the significance of the gold-bearing, epithermal quartz vein system on the property has yet to be developed and budgeted~~; however, an~~.  An initial minimum program, however, involving an approximate expenditure of $75,000 is envisaged to be paid for out of the Company’s working capital.  This amount would provide for detailed geochemical and geophysical surveys ($30,000) and approximately 3,000 feet of reverse circulation drilling ($45,000) which would include geological supervision, logging, sampling assaying and general program administrative costs.

This work will be under the supervision of Art Ettlinger, Ph.D., P. Geo.  Dr. Ettlinger is a Registered Professional Geologist in the Province of British Columbia, has a doctorate degree in geology from Washington State University and is the President and C.O.O. of our Company.

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

We are utilizing portions of the Atlas Database on an ongoing basis in support of our gold exploration efforts in Nevada, however, no specific budget is assigned to this database.

Quality Assurance and Quality Control

We endeavor to acquire and report as accurate and precise exploration results as practical on an ongoing basis.  We recognize that the accurate reporting of exploration data starts at the point of acquisition and requires vigilance in oversight until reported in the public domain.  In order to accomplish this, we have implemented the following QA/QC procedures for the collection of soil sediment and rock samples for geochemical analyses:

At the Exploration Site

1.

The Project geologist is responsible for the integrity of all exploration samples

2.

Individual soil, sediment, rock chip, or drill chip samples are to be immediately placed, upon collection, into a new, clearly marked sample bag and secured from loss of material.  A laboratory sample tag, identifying sample ID only, should be placed within the sample bag for secondary identification purposes.

3.

Drill core should be placed in a new core box that is clearly labeled with project name, drill hole number and drill footages,  This drill core should be split in half at the drill site or core logging facility with one half of the core placed in a clearly labeled new sample bag along with a laboratory sample tag and placed in a secure location away from public access prior to shipping.  Remaining drill core must be stored either at the drill site or core storage facility in such a way that the core box integrity is guarded from weathering and the core stacked to prevent tipping or spillage.

4.

The samples, once labeled, are to be secured in a location away from public access to prevent tampering and/or loss of sample integrity.

5.

Blind duplicate samples, if required, should be bagged and labeled at the point of collection and placed with the general sample population for safe keeping.

6.

Packing and transporting of exploration samples to the laboratory should be under direct supervision of the Project Geologist and whenever possible the Project Geologist or his delegate should accompany the samples while in transport to the laboratory.

At the Laboratory

A.

All exploration samples submitted for geochemical analyses should be submitted to an ISO accredited laboratory.

B.

The laboratory should have well-documented Quality Assurance/Quality Control procedures.

C.

The laboratory should allow spot inspections of its facilities by Company personnel.

D.

The laboratory should routinely provide quality control data for reference materials and duplicate samples.

E.

QA/QC procedures are dynamic and ever evolving.  The laboratory should be continually striving to improve and update these methods and show evidence of this through updates to their posted procedures and level of ISO certification on a continuing basis.

Check Assaying

A.

The Company should design a check assaying procedure prior to initiation of any sampling program.  Such programs may or may not be unique to each property and commodity.

B.

For practical purposes, a primary laboratory should be designated that processes all exploration samples from a specific project.

C.

Whenever practical, blind duplicate samples should be collected at the sample site and submitted to the primary laboratory on a regular basis to be determined by the Qualified Person as defined by National Instrument 43-101 (Canada).

D.

Once geochemical analyses or assays are received, the QP and Project Geologist should select appropriate samples for check assaying at a secondary laboratory.  The frequency of such sampling to be determined by the QP and Project Geologist.  Company personnel should recover sample pulps from the primary lab and supervise their transfer to the secondary lab for processing.

E.

In the case of high-grade precious metal assays received from the primary lab, the Project Geologist should direct the primary lab to perform metallic screen assays on coarse rejects from that sample.

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

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. While we believe that we have sufficient resources to continue in business until at least April 30, 2006, we may not be able to continue in business beyond that date unless we obtain additional capital to pay our bills. Our management has not made a commitment of financial support to meet future obligations and we have not generated any revenues and no revenues are anticipated unless and until mineralized material is discovered on the properties that we have an interest in. Accordingly we must raise cash from other than the sale of mineralized materials. We will be conducting research in connection with the exploration of our properties. We are not planning to buy or sell any plant or significant equipment.

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

ITEM 7. FINANCIAL STATEMENTS

Auditors' Report for the year ended April 30, 2005	F-2
~~Consolidated Balance Sheet as at April 30, 2005~~Auditors' Report for the year ended April 30, 2004	F-3
Consolidated ~~Statements of Operations for the two years ended April 30, 2005 and 2004 and for the period from inception on May 5, 1999 to~~Balance Sheet as at April 30, 2005	F-4
Consolidated Statements of ~~Stockholders' Equity~~Operations for the two years ended April 30, 2005 and 2004 and for the period from inception on May 5, 1999 to April 30, 2005	F-5
Consolidated Statements of Stockholders' Equity for the period from inception on May 5, 1999 to April 30, 2005	F-6
Consolidated Statements of Cash Flows for the two years ended April 30, 2005 and 2004 and for the period from inception on May 5, 1999 to April 30, 2005	F-7
Notes to Financial Statements	F-~~8~~9

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Financial Statements Year Ended April 30, 2005

F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

   Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

We have audited the consolidated balance sheet of Quincy Energy Corp.(formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) as at April 30, 2005 and the related consolidated statements of operations, stockholders‘ equity, and cash flows for the year ended April 30, 2005 and the cumulative amounts from inception on May 5, 1999 through April 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The related consolidated statements of operations, stockholders‘ equity, and cash flows from inception of the exploration stage on May 5, 1999 through April 30, 2004 were audited by other auditors whose report dated August 7, 2004 expressed an unqualified opinion. Our opinion on the statements of operations, stockholders‘ equity and cash flows from inception of the exploration stage through April 30, 2005, insofar as it relates to amounts for prior periods through April 30, 2004, is solely based on the reports of other auditors.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quincy Energy Corp.(formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) as at April 30, 2005 and the results of its operations, stockholders‘ equity, and its cash flows for the periods indicated above in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective May 1, 2004, the Company adopted the prospective method of recognizing the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, ”Accounting for Stock-Based Compensation”.

signed “parker simone LLP”

July 7, 2005

Mississauga, Ontario, Canada

~~F-~~F-2

MADSEN & ASSOCIATES, CPA’s Inc.

684 East Vine St, Suite 3

Certified Public Accountants and Business Consultants

Murray, Utah 84107

Telephone 801 268 2632

Fax 801-262-3978

Board of Directors

Quincy Gold Corp. and Subsidiary

(formerly Quincy Resources Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Quincy Gold Corp. (formerly Quincy Resources Inc.) and Subsidiary (exploration stage company) at April 30, 2004, and the related consolidated statement of operations, stockholders' equity, and cash flows for the years ended April 30, 2004 and 2003 and  the period May 5, 1999 (date of inception) to April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary at April 30, 2004, and the results of operations, and cash flows for the years ended April 30, 2004 and 2003 and the period May 5, 1999 (date of inception) to April 30, 2004, in conformity with accounting principles generally accepted in the United States of America

"Madsen & Associates, CPA's Inc."

Salt Lake City, Utah

August 7, 2004

~~F-~~F-3

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
6,555,498
$ 6,856,980

See accompanying notes to Consolidated Financial Statements

~~F-~~F-4

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Statement of Operations
Years Ended April 30,	2005	2004	May 5, 1999 to April 30, 2005
Operating Expenses
Exploration	$ 1,707,612	$ 349,634	$ 2,094,805
Consulting	580,449	321,904	928,674
Shareholder information	285,632	99,783	399,146
Administrative	279,070	141,259	484,348
Stock-based compensation	213,025	-	213,025
Foreign exchange loss	178,082	745	178,827
Professional fees	172,214	108,857	320,251
Financing costs	-	20,000	20,000
	3,416,084	1,042,182	4,639,076
Net Loss	$ (3,416,084)	$(1,042,182)	$ (4,639,076)

Net Loss Per Common Share - Basic	$(0.13)	$(0.06)

Weighted Average Number of Shares Outstanding - Basic	27,158,392	18,620,000

See accompanying notes to Consolidated Financial Statements

~~F-~~F-5

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Statement of Changes in Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Contributed Surplus	Accumulated During the Exploration Stage Deficit
	Shares	Amount
Balance May 5, 1999 (date of inception)
Issuance of common stock for cash at $0.001- June 17, 1999	4,000,000	$ 4,000	$ -	$ - -	$ - -
Issuance of common stock for cash at $0.001 - July 26, 1999	6,000,000	6,000	-	-	-
Issuance of common stock for cash at $0.10 - August 15, 1999	26,500	27	2,623	-	-
Contributions to capital - expenses- related parties	-	-	10,800	-	-
Net operating loss for the period May 5, 1999 to April 30, 2000	-	-	-	-	(24,058)
Contributions to capital - expenses - related parties		-	10,800	-	-
Net operating loss for the year ended April 30, 2001	-	-	-	-	(17,862)
Contribution to capital - expenses - related parties	-	-	10,800	-	-
Net operating loss for the year ended April 30, 2002	-	-	-	-	(22,906)
Issuance of common stock for cash at $0.15 - November 2002 & January 2003	533,333	533	79,468	-	-
Issuance of common stock for purchase of subsidiary (Note 5)	6,000,000	6,000	5,092	-	-
Issuance of common stock for cash at $0.25 - April 2003	195,250	195	48,618	-	-
Issuance of common stock for payment of debt - at $0.25 - April 10, 2003	148,000	148	36,852	-	-
Contribution to capital - expenses - related parties	-		6,000	-	-
Net operating loss for the year ended April 30, 2003	-	-		-	(115,984)
Issuance of common stock for cash at $0.25 - 2003/2004	2,573,587	2,574	640,822	-	-
Issuance of common stock for property payment at $0.25	50,000	50	12,450	-	-
Issuance of common stock for cash $0.70 - March 2004	3,100,000	3,100	2,166,900	-	-
Net operating loss for the year ended April 30, 2004	-	-	-	-	(1,042,182)
Balance at April 30, 2004	22,626,670	$ 22,627	$ 3,031,225	$ -	$ (1,222,992)

~~F-~~F-6

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Statement of Changes in Stockholders’ Equity
	Common Stock		Capital in Excess of Par Value	Contributed Surplus	Accumulated During the Exploration Stage Deficit
	Shares	Amount
Balance at April 30, 2004	22,626,670	$ 22,627	$ 3,031,225	$ -	$ (1,222,992)
Issuance of common stock for property payment at $0.40	50,000	50	19,950	-	-
Issuance of common stock for cash at $0.37 - December 2004	11,116,666	11,116	4,065,421	-	-
Fair value assigned to unexercised warrants	-	-	(2,701,000)	2,701,000	-
Issuance of common stock for property payment at $0.56	50,000	50	27,950	-	-
Issuance of common stock for property payment at $0.45	125,000	125	55,875	-	-
Issuance of common stock for property payment at $0.57	200,000	200	113,400	-	-
Issuance of common stock on exercise of stock options at $0.25	181,250	181	45,130	-	-
Issuance of common stock for cash at $0.69 - April, 2005	5,881,411	5,882	4,076,464	-	-
Cost of share issuances on private placements	-	-	(647,097)	153,000	-
Fair value assigned to stock options granted	-	-	-	213,025	-
Net operating loss for the year ended April 30, 2005	-	-	-	-	(3,~~366~~416,084)
Balance at April 30, 2005	40,230,997	$ 40,231	$ 8,087,318	$ 3,067,025	$(4,~~589~~639,076)

~~F-~~F-7

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Statement of Cash Flows
Years Ended April 30,	2005	2004	May 5, 1999 to April 30, 2005
Operations
Net loss	$ (3,416,084)	$ (1,042,182)	$(4,639,076)
Adjustments to reconcile net loss to cash flow used by operating activities:
Stock based compensation	213,025	-	213,025
Issuance of Common Stock for exploration expenses	217,600	12,500	230,100
Amortization	1,500	1,501	3,494
Net change in non-cash operating working capital items:
Deposit	2,475	(2,475)	-
Accounts payable and accruals	155,610	123,551	338,482
Capital contributions - related party expenses	-	-	38,400
Reclamation bonds	(104,142)	-	(104,142)
Advance	(100,000)	-	(100,000)
Cash flows (used) by operating activities	(3,030,016)	(907,105)	(4,019,717)
Financing
Proceeds from issuance of common stock	8,204,194	2,813,396	11,159,054
Cost of share issuances	(494,097)	-	(494,097)
Cash flows provided by financing activities	7,710,097	2,813,396	10,664,957
Investing
Additions to database	(1,214)	-	(1,214)
Cash flows (used) in investing activities	(1,214)	-	(1,214)
Increase in Cash	4,678,867	1,906,291	6,644,026
Cash and short-term investments at beginning of year	1,965,159	58,868	-
Cash and Short-term Investments at End of Year	$ 6,644,026	$ 1,965,159	$ 6,644,026

See accompanying notes to Consolidated Financial Statements

~~F-~~F-8

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

~~F-~~F-9

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

~~F-~~F-10

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

~~F-~~F-11

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

	Advance Royalty Payments	Exploration Expenditures
January 23, 2004 (paid)	$ 5,000	$ - -
January 23, 2005 (paid)	7,500	-
January 23, 2006	10,000	55,000
January 23, 2007	15,000	50,000
January 23, 2008	30,000	70,000
January 23, 2009 and yearly thereafter
until commencement of commercial production	50,000	100,000

~~F-~~F-12

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

~~F-~~F-13

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

~~F-~~F-14

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

~~F-~~F-15

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

~~F-~~F-16

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

~~F-~~F-17

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

~~F-~~F-18

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

~~F-~~F-19

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

~~F-~~F-20

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

~~F-~~F-21

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

~~F-~~F-22

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

ITEM 13. EXHIBITS

Exhibits

Exhibit No.	Document Description
3.1(1)	Articles of Incorporation
3.1.1(10)	Articles of Merger as filed May 12, 2005
3.2(1)	Bylaws
4.1(1)	Specimen Stock Certificate
4.2.1(2)	Warrant Certificate issued to non-US Purchasers March 31, 2004
4.2.2(2)	Warrant Certificate issued to RAB Special Situation LLP March 31, 2004
4.2.3(2)	Warrant Certificate issued to US Purchasers December 21, 2004
4.2.4(2)	Warrant Certificate issued to non-US Purchasers December 21, 2004
4.2.5(2)	Warrant Certificate issued to RAB Special Situation LLP December 21, 2004
4.2.6(2)	Warrant Certificate issued to Kingsdale Capital Markets Inc. December 21, 2004
4.2.7(9)	Warrant Certificate issued to Purchasers April 1, 2005
4.2.8(9)	Warrant Certificate issued to Purchasers April 8, 2005
4.4(12)	Amended 2003 Key Employee Stock Option Plan
10.1(3)	Agreement and Plan of Merger dated January 17, 2003 between Quincy Resources Inc., Atlas Database Acquisition Corp., Atlas Database Corp., Platoro West Incorporated and William M. Sheriff
10.2(4)	Bill of Sale and Letter Agreement between Platoro West Incorporated and Atlas Minerals, Inc. dated June 10, 2000.
10.3(5)	Mining Lease and Agreement made the 21st day of February, 2003 between Quincy Resources Inc., Donald K. Jennings and Renegade Exploration.
10.4(4)	Agreement between Newmont USA Limited, d/b/a Newmont Mining Corporation, Quincy Resources, Inc., and Platoro West Incorporated, dated July 31, 2003.
10.5(6)	Option Agreement made as of October 15, 2003 between Quincy Resources Inc. and Seabridge Gold Corporation.
10.6(7)	Mining Lease and Agreement between Quincy Resources, Inc. and Nevada Contact Inc., dated December 15, 2003.
10.7(7)	Mining Lease and Agreement between Quincy Resources, Inc. and Pacific Intermountain Gold Corporation dated January 23, 2004.
10.8(8)	Minerals Lease, Sublease and Agreement between Quincy Resources, Inc. and Newmont Capital Limited dated March 1, 2004.
10.9(2)	Option Agreement dated October 14, 2004 between Quincy Gold Corp. and Bald Mountain Mining Co.
10.10(2)	Letter Agreement effective November 9, 2004 between Quincy Gold Corp. and Energy Metals Corporation (formerly Clan Resources Ltd.).
10.11(2)	Agency Agreement between Quincy Gold Corp., Kingsdale Capital Partners Inc. and Kingsdale Capital Markets Inc. dated December 21, 2004
10.12(9)	Letter Agreement dated February 10, 2005 between Quincy Gold Corp. and Canada Enerco Corp.
10.13(9)	Option Agreement between Quincy Gold Corp. and NZ Uranium LLC dated March 18, 2005.
10.14(11)	Option Agreement between Quincy Gold Corp. and NZ Uranium LLC dated May 12, 2005.
10.15(11)	Option Agreement between Quincy Gold Corp., Energy Metals Corporation and Energy Metals Corporation (US) dated May 12, 2005.
21.1(5)	Subsidiary of Quincy Resources Inc.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(13)	Code of Ethics and Business Conduct of Officers, Directors and Employees.

10.6(7)	Mining Lease and Agreement between Quincy Resources, Inc. and Nevada Contact Inc., dated December 15, 2003.
10.7(7)	Mining Lease and Agreement between Quincy Resources, Inc. and Pacific Intermountain Gold Corporation dated January 23, 2004.
10.8(8)	Minerals Lease, Sublease and Agreement between Quincy Resources, Inc. and Newmont Capital Limited dated March 1, 2004.
10.9(2)	Option Agreement dated October 14, 2004 between Quincy Gold Corp. and Bald Mountain Mining Co.
10.10(2)	Letter Agreement effective November 9, 2004 between Quincy Gold Corp. and Energy Metals Corporation (formerly Clan Resources Ltd.).
10.11(2)	Agency Agreement between Quincy Gold Corp., Kingsdale Capital Partners Inc. and Kingsdale Capital Markets Inc. dated December 21, 2004
10.12(9)	Letter Agreement dated February 10, 2005 between Quincy Gold Corp. and Canada Enerco Corp.
10.13(9)	Option Agreement between Quincy Gold Corp. and NZ Uranium LLC dated March 18, 2005.
10.14(11)	Option Agreement between Quincy Gold Corp. and NZ Uranium LLC dated May 12, 2005.
10.15(11)	Option Agreement between Quincy Gold Corp., Energy Metals Corporation and Energy Metals Corporation (US) dated May 12, 2005.
21.1(5)	Subsidiary of Quincy Resources Inc.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(13)	Code of Ethics and Business Conduct of Officers, Directors and Employees.

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

(13)  Incorporated by reference to same exhibit filed with the Company’s Annual Report on Form 10-KSB dated August 10, 2004, SEC file no. 000-31501.

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

~~Date: August 12, 2005~~
Date: March 20, 2006

By: /s/ James N. Fairbairn
 James N. Fairbairn,
Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer

Date: ~~August 12, 2005~~March 20, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Daniel Farrell

Daniel T. Farrell
Director
Date: ~~August 12, 2005~~March 20, 2006

By /s/ Art D. Ettlinger

Art D. Ettlinger
Director
Date: ~~August 12, 2005~~March 20, 2006

By /s/ John Cullen

John Cullen
Director
Date: ~~August 12, 2005~~March 20, 2006