Form 10QSB/A
period 2005-07-31
Quincy Energy Corp
filed 2006-03-20
CIK 1092619

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class Common Stock, $0.001 per share	Outstanding as of September 10, 2005 41,335,997

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements	F-1
Item 2	Management’s Discussion and Analysis or Plan of Operation Plan of Operations Results of Operations Liquidity and Capital Resources Forward Looking Statements	20 20 21 22 22
Item 3	Controls and Procedures	22
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	23
Item 2	Unregistered Sales of Equity Securities and use of Proceeds	23
Item 3	Defaults upon Senior Securities	23
Item 4	Submission of Matters to a Vote of Security Holders	23
Item 5	Other Information	23
Item 6	Exhibits	23
	Signatures Certificates	26

PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying consolidated balance sheets of Quincy Energy Corp. (an exploration stage company) and subsidiary at July 31, 2005 and April 30, 2005, and the consolidated statement of operations, stockholders equity and consolidated statement of cash flows for the three months ended July 31, 2005 and 2004 and for the period from May 5, 1999 (date of inception) to July 31, 2005 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

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

As consideration for the option, the Company has paid CAD$50,000 and issued 200,000 shares.  In order to earn a 50 percent interest, the Company must incur exploration expenditures of CAD$850,000 on the property by September 1, 2008, pay an additional CAD$200,000 and issue an additional 400,000 shares as follows:

On or Before	Exploration Expenditures	Cash Payments	Shares
February 8, 2006	$ Nil	$ 50,000	100,000
September 1, 2006	100,000	Nil	None
February 8, 2007	Nil	50,000	100,000
September 1, 2007	250,000	Nil	None
February 8, 2008	Nil	50,000	100,000
September 1, 2008	500,000	Nil	None

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

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

July 31, 2005

4.

Acquisition of Mineral Leases (Continued)

Hosta Butte, Hansen and McKinley Properties (Continued)

On or Before	Exploration Expenditures	Shares (per Property)
September 18, 2006	$ 400,000	Nil
September 18, 2007	750,000	350,000
September 18, 2008	1,250,000	350,000
September 18, 2009	1,750,000	350,000

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

The Company has recorded the fair value of warrants issued during fiscal 2005 using the Black-Scholes pricing model based on the following assumptions:

	Warrants				Broker Warrants
Grant Date	Dec 21/04	April 1/05	April 8/05	Total	Dec 21/04
No. of warrants	5,558,333	2,452,941	487,765		387,833
Exercise price	$ 0.52	$ 0.88	$ 0.88		$ 0.36
Expected volatility	102%	96%	96%		102%
Risk-free interest rate	4%	4%	4%		4%
Expected life (years)	1.5	2	2		1.5
Dividend yield	-	-	-		-
Fair value of warrants	$ 1,874,000	$ 678,000	$ 149,000	$2,701,000	$ 153,000

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

Item 3.   Default upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.    Exhibits

Exhibit No.	Document Description
3.1(1)	Articles of Incorporation
3.1.1(10)	Articles of Merger as filed May 12, 2005
3.2(14)	Bylaws
4.1(1)	Specimen Stock Certificate
4.2.1(2)	Warrant Certificate issued to non-US Purchasers March 31, 2004
4.2.2(2)	Warrant Certificate issued to RAB Special Situation LLP March 31, 2004
4.2.3(2)	Warrant Certificate issued to US Purchasers December 21, 2004
4.2.4(2)	Warrant Certificate issued to non-US Purchasers December 21, 2004
4.2.5(2)	Warrant Certificate issued to RAB Special Situation LLP December 21, 2004

4.2.6(2)	Warrant Certificate issued to Kingsdale Capital Markets Inc. December 21, 2004
4.2.7(9)	Warrant Certificate issued to Purchasers April 1, 2005
4.2.8(9)	Warrant Certificate issued to Purchasers April 8, 2005
4.4(12)	Amended 2003 Key Employee Stock Option Plan
10.1(3)	Agreement and Plan of Merger dated January 17, 2003 between Quincy Resources Inc., Atlas Database Acquisition Corp., Atlas Database Corp., Platoro West Incorporated and William M. Sheriff
10.2(4)	Bill of Sale and Letter Agreement between Platoro West Incorporated and Atlas Minerals, Inc. dated June 10, 2000.
10.3(5)	Mining Lease and Agreement made the 21st day of February, 2003 between Quincy Resources Inc., Donald K. Jennings and Renegade Exploration.
10.4(4)	Agreement between Newmont USA Limited, d/b/a Newmont Mining Corporation, Quincy Resources, Inc., and Platoro West Incorporated, dated July 31, 2003.
10.5(6)	Option Agreement made as of October 15, 2003 between Quincy Resources Inc. and Seabridge Gold Corporation.
10.6(7)	Mining Lease and Agreement between Quincy Resources, Inc. and Nevada Contact Inc., dated December 15, 2003.
10.7(7)	Mining Lease and Agreement between Quincy Resources, Inc. and Pacific Intermountain Gold Corporation dated January 23, 2004.
10.8(8)	Minerals Lease, Sublease and Agreement between Quincy Resources, Inc. and Newmont Capital Limited dated March 1, 2004.
10.9(2)	Option Agreement dated October 14, 2004 between Quincy Gold Corp. and Bald Mountain Mining Co.
10.10(2)	Letter Agreement effective November 9, 2004 between Quincy Gold Corp. and Energy Metals Corporation (formerly Clan Resources Ltd.).
10.11(2)	Agency Agreement between Quincy Gold Corp., Kingsdale Capital Partners Inc. and Kingsdale Capital Markets Inc. dated December 21, 2004
10.12(9)	Letter Agreement dated February 10, 2005 between Quincy Gold Corp. and Canada Enerco Corp.
10.13(9)	Option Agreement between Quincy Gold Corp. and NZ Uranium LLC dated March 18, 2005.
10.14(11)	Option Agreement between Quincy Gold Corp. and NZ Uranium LLC dated May 12, 2005.
10.15(11)	Option Agreement between Quincy Gold Corp., Energy Metals Corporation and Energy Metals Corporation (US) dated May 12, 2005.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(14)

Incorporated by reference to same exhibit filed with the Company’s Form 8-K Current Report dated September 5, 2005, SEC file no. 000-31501.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINCY ENERGY CORP.
 /s/ Daniel T. Farrell
Daniel T. Farrell
Chairman, Chief Executive Officer

Date: March 17, 2006September 12, 2005

/s/ James N. Fairbairn
James N. Fairbairn
Chief Financial Officer

Date: March 17, 2006~~September 12, 2005~~