Form 10QSB/A
period 2005-10-31
Quincy Energy Corp
filed 2006-03-20
CIK 1092619

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class Common Stock, $0.001 per share	Outstanding as of December 1, 2005 41,756,330

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements	F-1
Item 2	Management’s Discussion and Analysis or Plan of Operation Plan of Operations EMC Proposal Results of Operations Liquidity and Capital Resources Forward Looking Statements	20 20 21 22 22 23
Item 3	Controls and Procedures	23
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	23
Item 2	Unregistered Sales of Equity Securities and use of Proceeds	24
Item 3	Defaults upon Senior Securities	24
Item 4	Submission of Matters to a Vote of Security Holders	24
Item 5	Other Information	24
Item 6	Exhibits	24
	Signatures Certificates	27

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

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Balance Sheet
	October 31, 2005	April 30, 2005
	Unaudited	Audited
Assets
Current Assets
Cash and short-term investments	$ 5,393,704	$ 6,644,026
GST Recoverable	28,903	-
	5,422,607	6,644,026
Other Assets
Advance (Note 8)	-	100,000
Database, net of amortization (Note 2)	8,062	8,812
Reclamation bonds (Note 3)	104,142	104,142
	112,204	212,954
	$ 5,534,811	$ 6,856,980
Liabilities
Current Liabilities
Accounts payable and accruals	$ 82,539	$ 301,482

Stockholders’ Equity
Common stock (Note 6)	41,756	40,231
Capital in excess of par value	8,702,822	8,087,318
Contributed surplus	3,170,630	3,067,025
Deficit accumulated during the exploration stage	(6,462,936)	(4,639,076)
	5,452,272	6,555,498
	$ 5,534,811	$ 6,856,980

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Statement of Operations (Unaudited)
	Three Months Ended October 31, 2005	Three Months Ended October 31, 2004	Six Months Ended October 31, 2005	Six Months Ended October 31, 2004	Inception to October 31, 2005
Operating Expenses
Exploration	$ 522,626	$ 958,594	$ 1,443,646	$ 1,116,923	$ 3,538,451
Consulting	192,541	84,390	337,589	152,373	1,266,263
Shareholder information	83,165	60,942	185,274	93,102	584,420
Administrative	102,290	86,578	161,473	150,798	645,821
Stock-based compensation	54,530	-	103,605	-	316,630
Foreign exchange gain	(437,743)	-	(435,107)	-	(256,280)
Professional fees	7,444	62,407	27,380	90,801	347,631
Financing costs	-	-	-	-	20,000
	524,853	1,252,911	1,823,860	1,603,997	6,462,936
Net Loss	$ 524,853	$1,252,911	$ 1,823,860	$ 1,603,997	$ 6,462,936

Net Loss Per Common Share - Basic	$ 0.01	$ 0.06	$ 0.04	$ 0.07

Weighted Average Number of Shares Outstanding - Basic	41,483,286	22,628,893	41,209,031	22,627,769

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
	Common Stock		Capital in Excess of Par Value	Contributed Surplus	Accumulated During the Exploration Stage Deficit
	Shares	Amount
Balance at April 30, 2004	22,626,670	$ 22,627	$ 3,031,225	$ -	$(1,222,992)
Issuance of common stock for property payment at $0.40	50,000	50	19,950	-	-
Issuance of common stock for cash at $0.37 - December 2004	11,116,666	11,116	4,065,421	-	-
Fair value assigned to unexercised warrants	-	-	(2,701,000)	2,701,000	-
Issuance of common stock for property payment at $0.56	50,000	50	27,950	-	-
Issuance of common stock for property payment at $0.45	125,000	125	55,875	-	-
Issuance of common stock for property payment at $0.57	200,000	200	113,400	-	-
Issuance of common stock on exercise of stock options at $0.25	181,250	181	45,130	-	-
Issuance of common stock for cash at $0.69 - April, 2005	5,881,411	5,882	4,076,464	-	-
Cost of share issuances on private placements	-	-	(647,097)	153,000	-
Fair value assigned to stock options granted	-	-	-	213,025	-
Net operating loss for the year ended April 30, 2005	-	-	-	-	(3,416,084)
Balance at April 30, 2005	40,230,997	$ 40,231	$ 8,087,318	$ 3,067,025	$(4,639,076)
Issuance of common stock for property payment at $0.43	1,000,000	1,000	429,000	-	-
Fair value assigned to stock options granted	-	-	-	103,605	-
Issuance of common stock on exercise of stock option $0.25	75,000	75	18,675
Issuance of common stock on exercise of stock option $0.30	62,500	62	18,689
Issuance of common stock on exercise of warrants	387,833	388	149,140
Net operating loss for the period ended October 31, 2005	-	-	-	-	(1, 823,860)
Balance at October 31, 2005	41,756,330	$ 41,756	$ 8,702,822	$ 3,170,630	$ (6,462,936)

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended October 31, 2005	Six Months Ended October 31, 2004	May 5, 1999 to October 31, 2005
Operations
Net loss	$ (1,823,860)	$ (1,603,997)	$ (6,462,936)
Adjustments to reconcile net loss to cash flow used by operating activities:
Stock based compensation	103,605	-	316,630
Issuance of Common Stock for exploration expenses	430,000	24,750	660,100
Amortization	750	750	4,244
Net change in non-cash operating capital working capital items:
Accounts payable and accruals	(218,943)	52,383	119,539
GST Recoverable	(28,903)	-	(28,903)
Capital contributions - related party expenses	-	-	38,400
Accounts receivable	-	2,475	-
Reclamation bonds	-	-	(104,142)
Advance	100,000	-	-
Cash flows (used) by operating activities	(1,437,351)	(1,523,639)	(5,457,608)
Financing
Proceeds from issuance of common stock	187,029	-	11,346,083
Change in Accounts Payable – Related Party	-	(26,461)	(14)
Cost of share issuances	-	-	(494,097)
Cash flows provided by (used in) financing activities	187,029	(26,461)	10,851,986
Investing
Additions to database	-	-	(1,214)
Cash flows (used) in investing activities	-	-	(1,214)
Increase (decrease) in Cash	(1,250,322)	(1,550,100)	5,393,704
Cash and short-term investments at beginning of period	6,644,026	1,965,159	-
Cash and Short-term Investments at End of Period	5,393,704	415,059	5,393,704

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

QUINCY ENERGY CORP.
 /s/ Daniel T. Farrell
Daniel T. Farrell
Chairman, Chief Executive Officer

Date: March 17, 2006~~December 15, 2005~~

/s/ James N. Fairbairn
James N. Fairbairn
Chief Financial Officer

Date: ~~December 15, 2005~~March 17, 2006