Form 10QSB/A
period 2005-07-31
Quincy Energy Corp
filed 2006-03-21
CIK 1092619

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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the three month period ended July 31, 2005 (the "Original Form 10-QSB"), which was filed with the Securities and Exchange Commission ("SEC") on September 14, 2005. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-QSB/A contains complete text of the Original Form 10-QSB, Item 6 of which has been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The amendment contained herein reflects a change prepared in response to a comment from the SEC on the Original 10-QSB, the stated purpose of which was to assist in our compliance with applicable disclosure requirements, and to enhance the overall disclosure in our filing. We have not updated the information contained herein for events occurring subsequent to September 14, 2005, the filing date of the Original Form 10-QSB.

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

QUINCY ENERGY CORP.
 /s/ Daniel T. Farrell
Daniel T. Farrell
Chairman, Chief Executive Officer

Date: March 20, 2006September 12, 2005

/s/ James N. Fairbairn
James N. Fairbairn
Chief Financial Officer

Date: March 20, 2006~~September 12, 2005~~