Form 10QSB/A
period 2005-10-31
Quincy Energy Corp
filed 2006-03-21
CIK 1092619

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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the six month period ended October 31, 2005 (the "Original Form 10-QSB"), which was filed with the Securities and Exchange Commission ("SEC") on December 15, 2005. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-QSB/A contains complete text of the Original Form 10-QSB, Items 1 and 6 of which have been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The amendments contained herein reflect changes prepared in response to comments from the SEC on the Original 10-QSB, the stated purpose of which were to assist in our compliance with applicable disclosure requirements, and to enhance the overall disclosure in our filing. We have not updated the information contained herein for events occurring subsequent to December 15, 2005, the filing date of the Original Form 10-QSB.

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

QUINCY ENERGY CORP.
 /s/ Daniel T. Farrell
Daniel T. Farrell
Chairman, Chief Executive Officer

Date: March 20, 2006~~December 15, 2005~~

/s/ James N. Fairbairn
James N. Fairbairn
Chief Financial Officer

Date: ~~December 15, 2005~~March 20, 2006