Form 10QSB
period 2006-03-22
Quincy Energy Corp
filed 2006-03-22
CIK 1092619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class Common Stock, $0.001 per share	Outstanding as of March 15, 2006 48,308,830

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements	F-1
Item 2

Management’s Discussion and Analysis or Plan of
Operation
  Plan of Operations
  Energy Metals Corporation - Agreement and Plan of Merger
   Results of Operations
  Liquidity and Capital Resources
  Forward Looking Statements

		22 22 23 25 26 26
Item 3	Controls and Procedures	26
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	27
Item 2	Unregistered Sales of Equity Securities and use of Proceeds	27
Item 3	Defaults upon Senior Securities	28
Item 4	Submission of Matters to a Vote of Security Holders	28
Item 5	Other Information	28
Item 6	Exhibits	28
	Signatures Certificates	30

PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying consolidated balance sheets of Quincy Energy Corp. (an exploration stage company) and subsidiary at January 31, 2006 (unaudited) and April 30, 2005 (audited), and the related consolidated statements of operations, stockholders’ equity and cash flows for the three and nine months ended January 31, 2006 and 2005 and for the period from May 5, 1999 (date of inception) to January 31, 2006 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended January 31, 2006, are not necessarily indicative of the results that can be expected for the year ending April 30, 2006.

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Balance Sheets
	January 31, 2006	April 30, 2005
	Unaudited	Audited
Assets
Current Assets
Cash and cash equivalents	$ 4,769,499	$ 6,644,026
GST Recoverable	41,923	-
	4,811,422	6,644,026
Other Assets
Advance	-	100,000
Database, net of amortization (Note 2)	7,687	8,812
Reclamation bonds (Note 3)	104,142	104,142
	111,829	212,954
	$ 4,923,251	$ 6,856,980
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$ 81,822	$ 301,482

Stockholders’ Equity
Common stock (Note 6)	48,171	40,231
Capital in excess of par value	13,066,050	8,087,318
Contributed surplus	3,300,264	3,067,025
Deficit accumulated during the exploration stage	(11,573,056)	(4,639,076)
	4,841,429	6,555,498
	$ 4,923,251	$ 6,856,980

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Statements of Operations (Unaudited)
	Three Months Ended January 31, 2006	Three Months Ended January 31, 2005	Nine Months Ended January 31, 2006	Nine Months Ended January 31, 2005	Inception to January 31, 2006
Operating Expenses
Exploration	$ 4,642,483	$ 199,079	$ 6,086,129 1,450,642	$ 1,316,002 1,116,923	$ 8,180,934
Consulting	135,255	160,122	472,844	232,495	1,401,518
Shareholder information	31,404	36,869	216,678	124,480	615,824
Administrative	49,385	174,125	210,858	330,414	695,206
Stock-based compensation	129,634	29, 965	233,239	29,965	446,264
Foreign exchange (gain)	3,355	-	(431,763)	-	(252,936)
Professional fees	118,615	140,182	145,995	310,983	466,246
Financing costs	-	-	-	-	20,000
	5,110,131	740,342	6,933,980	2,344,339	11,573,056
Loss	$ 5,110,131	$740,342	$ 6,933,980	$ 2,344,339	$ 11,573,056

Loss Per Common Share - Basic and Diluted	$ 0.12	$ 0.03	$ 0.17	$ 0.10

Weighted Average Number of Shares - Basic and Diluted	42,898,884	27,751.670	41,384,930	24,340,620

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
	Common Stock		Capital in Excess of Par Value	Contributed Surplus	Accumulated During the Exploration Stage Deficit
	Shares	Amount
Balance at April 30, 2004	22,626,670	$ 22,627	$ 3,031,225	$ -	$(1,222,992)
Issuance of common stock for property payment at $0.40	50,000	50	19,950	-	-
Issuance of common stock for cash at $0.37 - December 2004	11,116,666	11,116	4,065,421	-	-
Fair value assigned to unexercised warrants	-	-	(2,701,000)	2,701,000	-
Issuance of common stock for property payment at $0.56, being the market value at time of issue	50,000	50	27,950	-	-
Issuance of common stock for property payment at $0.45, being the market value at time of issue	125,000	125	55,875	-	-
Issuance of common stock for property payment at $0.57, being the market value at time of issue	200,000	200	113,400	-	-
Issuance of common stock on exercise of stock options at $0.25	181,250	181	45,130	-	-
Issuance of common stock for cash at $0.69 - April, 2005	5,881,411	5,882	4,076,464	-	-
Cost of share issuances on private placements	-	-	(647,097)	153,000	-
Fair value assigned to stock options granted	-	-	-	213,025	-
Net operating loss for the year ended April 30, 2005	-	-	-	-	(3,416,084)
Balance at April 30, 2005	40,230,997	$ 40,231	$ 8,087,318	$ 3,067,025	$(4,639,076)
Issuance of common stock for property payment at $0.43, being the market value at time of issue	1,000,000	1,000	429,000	-	-
Fair value assigned to stock options granted	-	-	-	233,239	-
Issuance of common stock for cash on exercise of stock option $0.25	75,000	75	18,675	-	-
Issuance of common stock for cash on exercise of stock option $0.30	62,500	62	18,689	-	-
Issuance of common stock for cash on exercise of warrants	387,833	388	149,140	-	-

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
	Common Stock		Capital in Excess of Par Value	Contributed Surplus	Accumulated During the Exploration Stage Deficit
	Shares	Amount

Issuance of common stock for property payment at $0.40, being the market value at time of issue	375,000	375	149,625	-	-
Issuance of common stock for cash on exercise of stock option $0.57	40,000	40	22,603	-	-
Issuance of common stock for property payment at $0.70, being the market value at time of issue	6,000,000	6,000	4,191,000	-	-
Net operating loss for the period ended January 31, 2006	-	-	-	-	(6,933,980)
Balance at January 31, 2006	48,171,330	48,171	13, 066,050	3,300,264	(11,573,056)

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp. (formerly Quincy Resources Inc.) and Subsidiary (an Exploration Stage Company) Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended January 31, 2006	Nine Months Ended January 31, 2005	May 5, 1999 to January 31, 2006
Operating Activities
Loss	$ (6,933,980)	$ (2,344,339)	$ (11,573,056)
Adjustments to reconcile loss to cash flow used by operating activities:
Stock-based compensation	233,239	29,965	446,264
Issuance of Common Stock for exploration expenses	4,649,643	-	4,879,743
Amortization	1,125	1,125	4,619
Net change in non-cash operating capital working capital items:
Accounts payable and accrued liabilities	(219,660)	28,913	118,822
GST Recoverable	(41,923)	-	(41,923)
Capital contributions - related party expenses	-	-	38,400
Accounts receivable	-	(107,525)	-
Reclamation bonds	-	-	(104,142)
Advance	100,000	-	-
Cash flows used by operating activities	(2,211,556)	(2,391,861)	(6,231,273)
Financing Activities
Proceeds from issuance of common stock	337,029	3,919,502	11,496,083
Change in Accounts Payable – Related Party	-	13,079	-
Cost of share issuances	-	-	(494,097)
Cash flows provided by financing activities	337,029	3,932,581	11,001,986
Investing Activities
Additions to database	-	-	(1,214)
Cash flows used in investing activities	-	-	(1,214)
Increase (decrease) in Cash and cash equivalents	(1,874,527)	1,540,720	4,769,499
Cash and cash equivalents at beginning of period	6,644,026	1,965,159	-
Cash and cash equivalents at End of Period	4,769,499	3,505,879	4,769,499
Cash and cash equivalents are comprised of: Cash Short-term investments	957,141 3,812,358	500,493 3,005,386	957,141 3,812,358
	4,769,499	3,505,879	4,769,499

See accompanying notes to Consolidated Financial Statements

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

January 31, 2006

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

Loss Per Share

Loss per share is calculated by dividing the loss by the weighted average number of shares outstanding during the period.

Cash and Cash Equivalents

Cash and cash equivalents consist of interest bearing deposits with maturities less than 90 days and are carried at the lower of cost or market value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On January 31, 2006, the Company has a net operating loss carry forward of $11,375,000. The tax benefit of approximately $3,870,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not been able to project an estimated future operating profit. The net operating loss expires starting 2015 through 2025.

Mineral Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven mining leases are expensed as incurred.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

January 31, 2006

1.

Summary of Significant Accounting Policies (Continued)

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

Stock-Based Compensation Awards

Beginning in fiscal 2005, the Company began expensing prospective grants of employee stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123". The fair value of awards granted in fiscal 2005 and subsequent years are expensed rateably over the vesting period. Prior to fiscal 2005, the Company accounted for stock options under APB 25, “Accounting for Stock Issued to Employees” and, as allowable, adopted only the disclosure provisions of SFAS No. 123.

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

January 31, 2006

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

Silver Bow Property

In February, 2003, the Company optioned 73 unpatented lode mining claims in Nye County, Nevada known as the Silver Bow Property. The terms of the option provide for advanced royalty payments totalling $165,000 by the fifth anniversary date as follows:

On or Before	Advanced Royalty Payment
February 21st, 2003	$ 10,000 (paid)
February 21st, 2004	15,000 (paid)
February 21st, 2005	20,000 (paid)
February 21st, 2006	30,000 (paid)
February 21st, 2007	40,000
February 21st, 2008 and annually thereafter	50,000

The vendors maintain a 3 percent Smelter Return (NSR) royalty in the property. The Company has the right to purchase two thirds of the NSR for $1,500,000 and the final third for an additional $2,000,000.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

January 31, 2006

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

In December, 2005, the Company modified the terms of its Mining Lease and Sublease Agreement with Newmont Mining Corporation by deleting the requirement to spend $25,000 on exploration and assessment work during each of the years ended July 31, 2005 and 2006 and replacing it with a requirement to spend $62,500 on exploration and assessment work on or before December 31, 2005. .This date was further extended to January 31, 2006 and the required exploration work has been completed.

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

Millers Property

During January 2004, the Company entered into a Mining Lease and Agreement with Pacific Intermountain Gold Corporation in which the Company leased 21 unpatented lode claims located in Esmeralda County, Nevada known as the “Millers Property”. The terms of the agreement includes the following lease and minimum royalty and exploration payments:

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

January 31, 2006

4.

Acquisition of Mineral Leases (Continued)

Millers Property (Continued)

On or Before	Advance Royalty Payments	Exploration Expenditures
January 23, 2004	$ 5,000 (paid)	$ -
January 23, 2005	7,500 (paid)	-
January 23, 2006	10,000 (paid)	55,000
January 23, 2007	15,000	50,000
January 23, 2008	30,000	70,000
January 23, 2009 and yearly thereafter until commencement of commercial production	50,000	100,000

The property is subject to a sliding scale net smelter returns royalty ranging from 2 percent for gold prices under $300/oz to 5 percent for gold prices in excess of $500/oz. Advance royalty payments are credited against the sliding scale net smelter returns royalty.

The Company’s largest shareholder holds a 10 percent interest in Pacific Intermountain Gold Corporation.  Pacific Intermountain Gold Corporation has agreed to carry forward the January 23, 2006 minimum exploration expenditure requirement to the completion of the Company’s spring 2006 drilling program, which is currently underway.

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

January 31, 2006

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

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

January 31, 2006

4.

Acquisition of Mineral Leases (Continued)

Arizona Strip Breccia Properties (Continued)

On or Before	Exploration Expenditures	Shares
December 31, 2005 (paid)	$ 150,000	40,000
December 31, 2006	150,000	85,000
December 31, 2007	300,000	100,000
December 31, 2008	400,000	125,000
December 31, 2009	500,000	175,000

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

As consideration for the option, the Company has paid CAD$50,000 and issued 200,000 shares.  In order to earn a 50 percent interest, the Company must incur exploration expenditures of CAD$850,000 on the property by September 1, 2008, pay an additional CAD$200,000 and issue an additional 400,000 shares as follows:

On or Before	Exploration Expenditures	Cash Payments	Shares
February 8, 2006 (paid)	Nil	$50,000	100,000
September 1, 2006	$100,000	Nil	None
February 8, 2007	Nil	$50,000	100,000
September 1, 2007	$250,000	Nil	None
February 8, 2008	Nil	$50,000	100,000
September 1, 2008	$500,000	Nil	None

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

(Unaudited)

January 31, 2006

4.

Acquisition of Mineral Leases (Continued)

Hosta Butte, Hansen and McKinley Properties

The Company acquired options to earn up to a 65 percent interest in three separate uranium properties located in New Mexico and Colorado.

As consideration for the options, the Company issued 3,000,000 shares of common stock at $0.70 per share being the market value at time of issuance and, in order to exercise the options, the Company will be required to spend a total of $4,150,000 on exploration and development of the properties over a four-year period, of which $400,000 would be a firm commitment, and issue up to an additional 1,050,000 shares of common stock per property as follows:

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

The Hosta Butte and McKinley properties are located on lands which may be the subject to claims by the Navajo Indians.  In April 2005 the Navajo Nation Council approved a bill which would prohibit uranium mining and processing on the Navajo reservation.  The Company is currently assessing the impact of this development, in consultation with its legal counsel.

The Company and the optionor have reached a tentative agreement to extend the deadlines stated above for Exploration and Development Expenditures and Share Issuances from September 18 to December 31 of each year and are in the process of documenting this agreement.  The Company and the optionor are also in the process of completing the form of operating agreement and addressing several other consequential amendments to the existing agreement, including an amendment which would allocate obligations and awards in the event that Quincy was unable to conduct exploration and development activities on the properties due to the Navajo moratorium and commenced a takings case.

Crownpoint Property

The Company has acquired an option to earn up to an 80 percent interest in the Crownpoint property located in McKinley County, New Mexico.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

January 31, 2006

4.

Acquisition of Mineral Leases (Continued)

Crownpoint Property (Continued)

As consideration for the option, the Company has issued 3,000,000 shares of common stock in January 2006 at $0.70 per share, being the market value at time of issuance and has paid $350,000.  In order to exercise the option, the Company will be required to spend a total of USD $4,000,000 on exploration and development of the properties over a four year period, of which USD $500,000 is a firm commitment, and issue an additional 3,150,000 shares of common stock, all as follows:

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

The property is located on lands which may be the subject to claims by the Navajo Indians.  In April 2005 the Navajo Nation Council approved a bill which would prohibit uranium mining and processing on the Navajo reservation.  The Company is currently assessing the impact of this development, in consultation with our legal counsel.

The agreement provides that, in the event that the Company was unable to conduct exploration and development activities on the property due to the Navajo moratorium, its obligations under the agreement will be suspended.  In addition, the Company has the right (but not the obligation) to pursue a takings case, in which case the Company would bear all of the costs incurred in pursuing such a case and any award (net of costs) would be split between Quincy and the optionor 35/65.

The Company and the optionor have reached a tentative agreement to extend the deadlines stated above for Exploration and Development Expenditures and Share Issuances from May 12 to December 31 of each year and are in the process of documenting this agreement.  The Company and the optionor are also in the process of completing the form of operating agreement and addressing several other consequential amendments to the existing agreement.

Aurora Property

The Company has acquired an option to earn up to a 51 percent interest in 18 unpatented lode claims located in Oregon and known as the Aurora Property.  The property is subject to a 1.5 percent Net Smelter Returns royalty.

As consideration for the option, the Company has issued 1,000,000 shares at $0.43 per share, being the market value at time of issue and paid $25,000.

In order to exercise the option, the Company must incur cumulative exploration expenditures of $2,000,000 on the property and issue 1,000,000 additional shares as follows:

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

January 31, 2006

4.

Acquisition of Mineral Leases (Continued)

Aurora Property (Continued)

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

The Company subsequently acquired an additional 34 minerals claims through staking.  These claims are adjacent to the existing 18 mineral claims which are the subject of the option.

The Company’s largest shareholder is a significant shareholder and director of the optionor.

5.

Acquisition of Atlas Database Corp.

On January 24, 2003, the Company acquired all of the outstanding stock of Atlas Database Corp. (Atlas) by the issuance of 6,000,000 common shares of the Company, representing 36 percent of the outstanding shares of the Company after the acquisition. The acquisition was recorded as a purchase with no goodwill recognized. The only asset held by Atlas was the database outlined in Note 2. The stock of Atlas acquired by the Company was valued at $11,092, the remaining book value of the database held by Atlas. The value of the 6,000,000 shares issued by the Company was otherwise undeterminable. The operations of the subsidiary are included in the consolidated statement of operations starting January 24, 2003. There were no contingent terms as part of the acquisition agreement.

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

January 31, 2006

6.

Common Capital Stock and Warrants  (Continued)

	Warrants				Broker Warrants
Grant Date	Dec 21/04	April 1/05	April 8/05	Total	Dec 21/04
No. of warrants	5,558,333	2,452,941	487,765		387,833
Exercise price	$ 0.52	$ 0.88	$ 0.88		$ 0.36
Expected volatility	102%	96%	96%		102%
Risk-free interest rate	4%	4%	4%		4%
Expected life (years)	1.5	2	2		1.5
Dividend yield	-	-	-		-
Fair value of warrants	$ 1,874,000	$ 678,000	$ 149,000	$ 2,701,000	$ 153,000

As at January 31, 2006, the broker warrants have been exercised.

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

	2006		2005
	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price	No. of Options
Outstanding, beginning of period	$ 0.32	2,670,000	$ 0.30	1,895,000
Transactions during the period
Granted	0.57	1,725,000	0.39	1,050,000
Exercised	0.27	(137,500)	0.25	(181,250)
Cancelled	0.25	(287,500)	0.41	(93,750)
Outstanding, end of period	$ 0.32	3,970,000	$ 0.32	2,670,000
Exercisable, end of period	$ 0.43	1,595,000	$ 0.26	1,165,000

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

January 31, 2006

7.

Stock Options (Continued)

The following table provides additional information about outstanding stock options at January 31, 2006:

	No. of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	No. of Options Currently Exercisable	Weighted Average Exercise Price- Exercisable Options
$0.25 - 0.30	1,620,000	3.0	$ 0.26	1,153,250	$ 0.24
0.40 - 0.45	725,000	4.2	0.43	259,750	0. 45
0.50 - 0.60	1,625,000	4.6	0.61	266,750	0.31
	3,970,000	3.9	$ 0.43	1,679,750	$ 0.27

The following table summarizes the assumptions used with the Black-Scholes valuation model for the determination of the stock-based compensation costs for the stock options granted up to the period ended January 31, 2006:

Grant Date	May 19	Oct. 25	Oct. 25
No. of options granted	50,000	200,000	1,475,000
Exercise price	$ 0.35	$ 0.423	$ 0.64
Expected volatility	95%	90%	90%
Risk-free interest rate	4%	4%	4%
Expected life (years)	5	5	5
Dividend yield	-	-	-
Stock-based compensation	$ 22,000	$ 82,000	$ 546,000

Stock-based compensation, which is expensed over the vesting period, was expensed in the amount of $233,239 (2004 – Nil).

Non-Plan Options

During the period, the Company has outstanding non-plan stock options as follows:

	2006			2005
	Weighted Average Exercise Price	No. of Options	Weighted Average Exercise Price	No. of Options
Outstanding, beginning of period	$ 0.40	425,000	$ -	-
Transactions during the period
Exercised	0.40	(375,000)
Cancelled	0.40	(50,000)
Outstanding, end of period	$ -	-	$ 0.40	425,000
Exercisable, end of period	$ -	-	$ 0.40	425,000

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

January 31, 2006

7.

Stock Options (Continued)

The weighted average remaining life for the above non-plan options is 3.5 years.

8.

Significant Transactions with Related Parties

During the period ended January 31, 2006, Kutu Energy Inc. (“KEI”) charged the company a total of $38,750 in respect of the services of James Fairbairn, Chief Financial Officer, of the Company.  Mr. Fairbairn beneficially owns KEI. These charges also include accounting and administrative fees. Mr. Fairbairn is retained by the Company pursuant to a verbal consulting agreement on a month-to-month basis.

Dan Farrell, Chairman and Chief Executive Officer and director, charged the Company $90,000 for the period ended January 31, 2006. Mr. Farrell is retained by the Company pursuant to a verbal consulting agreement on a month-to-month basis.

Art Ettlinger, an officer and a director, charged the Company $92,750 under the terms of an employment agreement.  See note 9.

The company issued 1,040,000 shares at $0.57 per share for property payments to Energy Metals Corporation.  See note 4.

 9.

Commitments

On February 11, 2005, the Company entered into a six month management services agreement with its President and COO pursuant to which it has agreed to pay CAD$10,000 per month and granted options to acquire 500,000 shares of the Company’s common stock at CAD $0.56 per share pursuant to the Company’s 2003 Key Employee Stock Options Plan, subject to vesting over the two years and expiring in 2010.  The agreement was renewed for a subsequent six month period in August 2005.  On September 28, 2005, the fee was changed to $13,000 per month and the term was extended to three years.

On November 13, 2005, the Company entered into a Letter of Intent with Energy Metals Corporation pursuant to which the parties will work toward entering into a business combination as a result of which EMC will acquire all of the issued and outstanding securities of the Company.  The ultimate structure of the transaction will be subject to review of applicable tax, accounting, corporate and securities law issues. Completion of the transaction is subject to a number of conditions, including, but not limited to, completion of due diligence, entering into of formal agreements, and receipt of all required regulatory and shareholder approvals. Pursuant to the terms of the Letter Agreement, Quincy shareholders will receive one common share of EMC for every five shares of Quincy.

Energy Metals paid a $500,000 non-refundable deposit which will be forfeited if they do not proceed with the transaction. This deposit is not included in the accounts of the company.

On March 9, 2006 Energy Metals and Quincy executed an Agreement and Plan of Merger whereby Quincy will become a wholly-owned subsidiary of Energy Metals, with shareholders of Quincy receiving 0.20 shares of Energy Metals for each Quincy share.  In addition, Energy Metals will assume all of Quincy’s outstanding warrants and options, subject to appropriate adjustments to the number of shares issuable on exercise and the exercise price.

Quincy Energy Corp.

(formerly Quincy Resources Inc.) and Subsidiary

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

January 31, 2006

10.   Subsequent Events

On February 8, 2006, 100,000 shares were issued as a property payment with respect to the Elliott Lake Uranium Property, as further explained in note 4 at $0.75 per share, being market value at the issue date.

On February 20, 2006, 37,500 warrants were exercised for cash at $0.57.

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

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. While we believe that we have sufficient resources to continue in business until at least December 31, 2006, we may not be able to continue in business beyond that date unless we obtain additional capital to pay our bills.  Our management has not made a commitment of financial support to meet future obligations and we have not generated any revenues and no revenues are anticipated unless and until mineralized material is discovered on the properties that we have an interest in. Accordingly we must raise cash from other than the sale of mineralized materials. We will be conducting research in connection with the exploration of our properties. We are not planning to buy or sell any plant or significant equipment.

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

The bulk of our uranium properties require compilation of historic data and recalculation of mineral resources to modern standards.  Over the next twelve months we will be compiling the available data for each of our uranium properties.  We are also currently completing a geological report and a new resource calculation Hosta Butte and Crownpoint properties.

We recently completed a drilling programs on our  Arizona Strip Breccia Property located in Coconino County, Arizona and on our Lantern Property in Pershing County, Nevada.

We intend to initiate a limited reverse circulation drilling program on our Miller Property in Nevada this winter.  It is anticipated that approximately 4,000 feet will be drilled along vein targets.

During the quarter we also completed a National Instrument 43-101 compliant technical report  on the Section 24 portion of our Crownpoint Property located in McKinley County, New Mexico.

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

Energy Metals Corporation - Agreement and Plan of Merger

On March 9, 2006, we entered into an Agreement and Plan of Merger with Energy Metals Corporation and EMC Acquisition Corp., a wholly-owned subsidiary of Energy Metals, whereby, subject to the approval of the stockholders of our company and Energy Metals, and subject to regulatory approval, we will merge with and into EMC Acquisition Corp., with our company becoming a wholly owned subsidiary of Energy Metals.

The Agreement and Plan of Merger contemplates that:

(a)

each share of our company will be converted into the right to receive 0.20 shares of common stock of Energy Metals rounded up to the nearest whole share of Energy Metals;

(b)

each stock option granted under our company’s stock option plan will be converted into a stock option to acquire common shares of Energy Metals on the same terms as the original stock options except that (i) each such stock option will become immediately exercisable for the number of shares that were issuable upon exercise of such stock option multiplied by 0.20 rounded down to the nearest whole number of shares, (ii) the per share exercise price will be equal to the quotient determined by dividing the exercise price at which such stock option was exercisable by 0.20, rounded up to the nearest whole cent, and (iii) stock options held by persons whose involvement with our company or Energy Metals is terminated on or prior to the consummation of the merger, will expire after a period of ninety (90) days from the consummation of the merger; and

(c)

each share purchase warrant issued by our company will continue and will allow the holder to acquire common shares of Energy Metals on the same terms as the original share purchase warrant except that (i) each share purchase warrant will be exercisable (or will become exercisable in accordance with its terms) for that number of common shares of Energy Metals equal to the product of the number of shares that were issuable upon exercise of such share purchase warrant multiplied by 0.20, rounded down to the nearest whole number of shares and (ii) the per share exercise price will be equal to the quotient determined by dividing the exercise price per share purchase warrant, rounded up to the nearest whole cent.

Conduct of Business

From March 9, 2006 to the closing date of the merger, we have agreed that we will conduct our business in the ordinary course, and to use commercially reasonable efforts to preserve intact our business organization, maintain existing relations and goodwill with creditors, lessors, employees and business associates and keep available the services of our present key employees and agents.  In addition, we have agreed, among other things, not to take certain other actions without Energy Metals’ prior consent.

Other Proposals and Transactions

We have agreed not to, directly or indirectly, solicit, initiate, encourage, accept, approve or recommend any proposals or transactions involving our company regarding any merger, amalgamation, restructuring, take-over bid, reorganization, business combination or other similar transaction.  However, our board of directors will not be prevented from considering, negotiating, approving or recommending to our stockholders an unsolicited and bona fide proposal or transaction which our board determines in good faith, after consultation with its financial and legal advisors, that would, if consummated result in a transaction more favorable to our security holders than the merger with Energy Metals.  In the event we receive a proposal or transaction which is more favorable to our security holders than the merger with Energy Metals, then we will provide Energy Metals with the opportunity to match or exceed the consideration of such proposal or transaction.

Closing of the Merger

Consummation of the merger is subject to certain conditions, including the following conditions, among others:

(a)

the stockholders of our company and Energy Metals will have approved the merger;

(b)

the receipt of all regulatory approvals, including approval from the California Department of Corporations as to the fairness of the merger to our stockholders;

(c)

the shares of Energy Metals to be issued to our stockholders pursuant to the merger or on exercise of any outstanding options and warrants issued pursuant to the merger will have been approved for listing on the TSX Venture Exchange;

(d)

the merger will be consummated on or before May 31, 2006 or such later date as the parties, acting reasonably, may agree to in writing; and

(d)

up to the date of the completion of the merger, there will have been no change, condition, effect, event or occurrence which has or is reasonably likely or expected to have a material adverse effect on the other party, on the merger or on the combined business that will result from the completion of the merger.

Termination of the Agreement and Plan of Merger

We may terminate the Agreement and Plan of Merger if, among others:

(a)

Energy Metals is in breach of any of its representations, warranties, covenants or other agreements contained in the Agreement and Plan of Merger in any material respect and such breach is not capable of being cured or is not cured within five business days of such notice;

(b)

any of the conditions for the benefit of our company contained in the Agreement and Plan of Merger are not satisfied or waived on or before May 31, 2006 (or such later date as our company may agree);

(c)

the approval of the merger by our stockholders and the stockholders of Energy Metals has not been obtained by April 30, 2006 or such later date as Energy Metals and our company may agree;

(e)

our company receives a proposal or transaction which is more favorable to our security holders than the merger with Energy Metals which Energy Metals chooses not to match or exceed,

If we terminate the Agreement and Plan of Merger because we have received a proposal or transaction which is more favorable to our security holders than the merger with Energy Metals, we will pay to Energy Metals a termination fee equal to 0.04 multiplied by the product of $0.63 multiplied by the number of our shares issued and outstanding on the date of such termination.

If Energy Metals terminates the Merger Agreement for any reason, Energy Metals will pay to our company a termination fee of $500,000 on the date of such termination.

Shareholders Meeting and Closing

The merger will be completed after all of the conditions to completion of the merger are satisfied or waived, including approval of the merger proposal at a meeting of the stockholders of our company, which we now anticipate will be held in June, 2006.  We will complete the merger as promptly as possible following the receipt of all necessary approvals, subject to the satisfaction or waiver of the other conditions to the merger.  We currently expect the merger to be completed in June, 2006.

Results of Operations –Nine Months ended January 31, 2006

We did not earn any revenues during the nine month period ended January 31, 2006. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We have incurred operating expenses in the amount of $11,573,056 for the period from inception on May 5, 1999 to January 31, 2006. These operating expenses included: (a) exploration expenses and acquisition costs of $8,180,934; (b) consulting fees of $1,401,518 (c) shareholder information costs of $615,824; (d) administrative expenses of $695,206; (e) stock-based compensation expense of $446,264; (f) foreign exchange gain of $252,936; (g) professional fees of $466,246 and (h) financing costs of $20,000.

For the three month period ended January 31, 2006 only, we incurred a loss of $5,110,131 as compared to a loss of $740,342 for the three month period ended January 31, 2005.  Our loss for the current three month period was attributable to exploration expenses and acquisition costs $4,642,483, of which $4,197,000 was a non-cash charge incurred as a result of the issuance of 6,000,000 shares for the acquisition of a property, consulting fees $135,255, professional fees $118,615, shareholder information costs $31,404, stock-based compensation $129,634, administrative expenses of $49,385 and foreign exchange gain $3,344.  The increase in loss was attributed to the increased expenses incurred as a result of our increased business activity, the issuance of 6,000,000 shares for the acquisition of properties,  and the proposed transaction with Energy Metals.

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

At January 31, 2006 we had cash and cash equivalents of $4,769,499 and working capital of $4,729,600.  We believe that we currently have sufficient working capital to pay our administrative and general operating expenses through April 2006 and to complete exploration programs outlined for the coming year exclusive of further reserve definition drilling.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive

Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the nine month period ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and use of Proceeds

In December 2005 we issued 375,000 shares of our common stock on the exercise of previously issued stock options at a price of USD $0.40 per share.  These securities were issued in reliance upon the exemption from registration provided by s. 4(2) of the Securities Act.

In December 2005 we issued 100,000 shares of our common stock to Energy Metals Corporation pursuant to the terms of an Option Agreement effective November 8, 2004 with Energy Metals Corporation.  These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchaser was not a U.S. Person as that term is defined in Regulation S.

In January 2006 we issued 6,000,000 shares of our common stock to NZ Uranium LLC pursuant to the terms of two option agreements with NZ Uranium, dated March 18, 2005 and May 12, 2005, respectively, as previously reporting by the Company in its Current Reports on Form 8-K dated March 23, 2005 and May 16, 2005.  These shares are being held in trust by NZ Uranium LLC’s counsel pending resolution of certain outstanding title and other matters.  These securities were issued in reliance upon the exemption from registration provided by s. 4(2) of the Securities Act.

In February 2006 we issued 100,000 shares of our common stock to Canada Enerco Corp. pursuant to the terms of an Option Agreement effective February 10, 2005 with Canada Enerco Corp.  These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchaser was not a U.S. Person as that term is defined in Regulation S.

In February 2006 we issued 37,500 shares of our common stock on the exercise of previously issued share purchase warrants at a price of CDN $0.65 per share.  These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchasers were not U.S. Persons as that term is defined in Regulation S.

Item 3.   Default upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.    Exhibits

Exhibit No.	Document Description
3.1(1)	Articles of Incorporation
3.1.1(10)	Articles of Merger as filed May 12, 2005
3.2(14)	Bylaws
4.1(1)	Specimen Stock Certificate
4.2.1(2)	Warrant Certificate issued to US Purchasers December 21, 2004
4.2.2(2)	Warrant Certificate issued to non-US Purchasers December 21, 2004
4.2.3(2)	Warrant Certificate issued to RAB Special Situation LLP December 21, 2004
4.2.4(2)	Warrant Certificate issued to Kingsdale Capital Markets Inc. December 21, 2004
4.2.5(9)	Warrant Certificate issued to Purchasers April 1, 2005
4.2.6(9)	Warrant Certificate issued to Purchasers April 8, 2005
4.4(12)	Amended 2003 Key Employee Stock Option Plan
10.1(3)	Agreement and Plan of Merger dated January 17, 2003 between Quincy Resources Inc., Atlas Database Acquisition Corp., Atlas Database Corp., Platoro West Incorporated and William M. Sheriff
10.2(4)	Bill of Sale and Letter Agreement between Platoro West Incorporated and Atlas Minerals, Inc. dated June 10, 2000.
10.3(5)	Mining Lease and Agreement made the 21st day of February, 2003 between Quincy Resources Inc., Donald K. Jennings and Renegade Exploration.
10.4(4)	Agreement between Newmont USA Limited, d/b/a Newmont Mining Corporation, Quincy Resources, Inc., and Platoro West Incorporated, dated July 31, 2003.
10.5(6)	Option Agreement made as of October 15, 2003 between Quincy Resources Inc. and Seabridge Gold Corporation.
10.6(7)	Mining Lease and Agreement between Quincy Resources, Inc. and Nevada Contact Inc., dated December 15, 2003.
10.7(7)	Mining Lease and Agreement between Quincy Resources, Inc. and Pacific Intermountain Gold Corporation dated January 23, 2004.
10.8(8)	Minerals Lease, Sublease and Agreement between Quincy Resources, Inc. and Newmont Capital Limited dated March 1, 2004.
10.9(2)	Option Agreement dated October 14, 2004 between Quincy Gold Corp. and Bald Mountain Mining Co.

10.10(2)	Letter Agreement effective November 9, 2004 between Quincy Gold Corp. and Energy Metals Corporation (formerly Clan Resources Ltd.).
10.11(2)	Agency Agreement between Quincy Gold Corp., Kingsdale Capital Partners Inc. and Kingsdale Capital Markets Inc. dated December 21, 2004
10.12(9)	Letter Agreement dated February 10, 2005 between Quincy Gold Corp. and Canada Enerco Corp.
10.13(9)	Option Agreement between Quincy Gold Corp. and NZ Uranium LLC dated March 18, 2005.
10.14(11)	Option Agreement between Quincy Gold Corp. and NZ Uranium LLC dated May 12, 2005.
10.15(11)	Option Agreement between Quincy Gold Corp., Energy Metals Corporation and Energy Metals Corporation (US) dated May 12, 2005.
10.16	Agreement and Plan of Merger dated March 9, 2006 between Quincy Energy Corp., Energy Metals Corporation and EMC Acquisition Corp.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 22, 2006

/s/ James N. Fairbairn
James N. Fairbairn
Chief Financial Officer

Date: March 22, 2006